Form 10QSB
period 2005-09-30
U.S. Helicopter CORP
filed 2005-11-14
CIK 1309140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number 001-32580

U.S. HELICOPTER CORPORATION
(Name of Small Business Issuer in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	27-0096927 (I.R.S. Employer Identification No.)
6 East River Piers, Suite 216, Downtown Manhattan Heliport
New York, NY 10004
(Address of Principal Executive Offices) (Zip Code)
(212) 248-2002
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2005, 30,895,723 shares of common stock.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

U.S. HELICOPTER CORPORATION
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
INDEX

		PAGE
	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets	2

	Statements of Operations	3

	Statements of Stockholders’ Equity (Deficit)	4

	Statements of Cash Flows	5

	Notes to Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	16

ITEM 3.	CONTROLS AND PROCEDURES	52

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	53

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS; USE OF PROCEEDS FROM REGISTERED SECURITIES	53

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	56

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	56

ITEM 5.	OTHER INFORMATION	56

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	57
AMENDED AND RESTATED BYLAWS
HELICOPTER LEASE AGREEMENT DATED AS OF NOVEMBER 1, 2005
EMPLOYMENT AGREEMENT DATED SEPTEMBER 16, 2005
CONVERTIBLE NOTE PURCHASE AGREEMENT DATED OCTOBER 26, 2005
CONVERTIBLE PROMISSORY NOTE DATED OCTOBER 26, 2005
WARRANT TO PURCHASE UP TO 100,000 SHARES
COMMON STOCK PURCHASE AGREEMENT DATED OCTOBER 19, 2005
WARRANT TO PURCHASE UP TO 750,000 SHARES OF COMMON STOCK
COMMON STOCK PURCHASE AGREEMENT
COMMON STOCK PURCHASE AGREEMENT
COMMON STOCK PURCHASE AGREEMENT
COMMON STOCK PURCHASE AGREEMENT
COMMON STOCK PURCHASE AGREEMENT
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets:
Current Assets:
Cash	$73,337	$501,533
Prepaid Expenses	13,728	26,500
Other Current Assets	4,020	4,240

Total Current Assets	91,085	532,273

Property and Equipment:
Office Equipment	8,906	8,181
Less: Accumulated Depreciation	(2,359)	(549)

Property and Equipment — Net	6,547	7,632

Other Assets:
Deferred Financing Costs, Net of Accumulated Amortization of $141,192 and $42,288	178,808	167,712
Deferred Offering Costs	153,936	148,551

Total Other Assets	332,744	316,263

Total Assets	$430,376	$856,168

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$360,320	$132,045
Deferred Salary and Taxes Payable	252,125	87,420
Accrued Salary and Taxes Payable	39,847	11,233

Total Current Liabilities	652,292	230,698

Long-Term Debt — Net of Discounts of $-0-, and $250,000	1,555,424	750,000

Total Liabilities	2,207,716	980,698

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit):
Convertible Series A Preferred Stock, $0.001 Par Value; 1,500,000 Shares Authorized; 316,000 Shares Issued and Outstanding	316	316

Common Stock, $0.001 Par Value; 95,000,000 Shares Authorized; 24,545,723 Issued and Outstanding	24,546	24,546

Additional Paid In Capital	548,434	418,434

Deficit Accumulated During the Development Stage	(2,350,636)	(567,826)

Total Stockholders’ Equity (Deficit)	(1,777,340)	(124,530)

Total Liabilities and Stockholders’ Equity (Deficit)	$430,376	$856,168

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Cumulative
	from Inception
	(March 4, 2003) to	Nine months ended		Three months ended
	September 30,	September 30,		September 30,
	2005	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—	$—	$—

Expenses:
Payroll	881,646	600,806	93,859	212,266	93,859
Payroll Taxes	73,821	49,844	9,056	16,819	9,056
State Minimum Taxes	800	800	—	—	—
Professional Fees	452,231	305,844	57,576	113,384	52,748
Interest	69,107	47,990	8,204	18,022	8,204
Insurance	79,062	63,114	6,244	24,030	6,244
Office Expense	104,311	85,264	5,590	51,946	5,590
Website Design	18,726	18,726	—	9,236	—
Travel	38,916	24,530	4,241	7,301	4,241
Rent	18,018	14,731	550	4,910	550
Reservation Expense	79,450	79,450	—	50,000	—
Licenses and Fees	10,997	10,997	—	6,873	—
Depreciation	2,359	1,810	104	611	104
Amortization of Beneficial Conversion Feature of Long-Term Debt	380,000	380,000	—	380,000	—
Amortization of Deferred Financing Costs	141,192	98,904	16,397	36,562	16,397

Total Expenses	(2,350,636)	(1,782,810)	(201,821)	(931,960)	(196,993)

Net (Loss)	(2,350,636)	(1,782,810)	(201,821)	(931,960)	(196,993)

Deduct: Preferred Stock Dividend	—	—	—	—	—

Net (Loss) Applicable to Common Shareholders	$(2,350,636)	$(1,782,810)	$(201,821)	$(931,960)	$(196,993)

Net (Loss) Per Common Share:
Basic and Diluted		$(.07)	$(.01)	$(.04)	$(.01)

Weighted Average Number of Shares		24,545,723	21,980,170	24,545,723	23,355,625

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional	Stock	Deficit Accumulated	Total
	Preferred Stock		Common Stock		Paid-in-	Subscription	During Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity (Deficit)
Issuance of common stock at inception - March 4, 2003	—	$—	1,000	$1	$499	$(500)	$—	$—

Common Stock Split (21,300:1) — July 22, 2004	—	—	21,299,000	21,299	(21,299)	—	—	—
Net loss	—	—	—	—	—	—	(17,865)	(17,865)

Balance at December 31, 2003	—	—	21,300,000	21,300	(20,800)	(500)	(17,865)	(17,865)
Issuance of Common Shares for financing costs at par of $0.001 per share — August 4, 2004	—	—	3,245,723	3,246	—	—	—	3,246
Intrinsic value of beneficial conversion feature of debenture — August 4, 2004	—	—	—	—	250,000	—	—	250,000
Stock subscription payment received - October 15, 2004	—	—	—	—	—	500	—	500
Issuance of Preferred Shares from private placement at par of $0.001 per share - November 23, 2004	105,000	105	—	—	104,895	—	—	105,000
Offering costs associated with private placement of preferred shares — November 23, 2004	—	—	—	—	(76,675)	—	—	(76,675)
Issuance of Preferred Shares from private placement at par of $0.001 per share - December 14, 2004	191,000	191	—	—	190,809	—	—	191,000
Offering costs associated with private placement of preferred shares — December 14, 2004	—	—	—	—	(40,575)	—	—	(40,575)
Issuance of Preferred Shares from private placement at par of $0.001 per share - December 22, 2004	20,000	20	—	—	19,980	—	—	20,000
Offering costs associated with private placement of preferred shares — December 22, 2004	—	—	—	—	(9,200)	—	—	(9,200)

Net loss	—	—	—	—	—	—	(549,961)	(549,961)

Balance at December 31, 2004	316,000	316	24,545,723	24,546	418,434	—	(567,826)	(124,530)
Intrinsic value of beneficial conversion feature of debenture – February 25, 2005	—	—	—	—	75,000	—	—	75,000
Intrinsic value of beneficial conversion feature of debenture – August 24, 2005	—	—	—	—	55,000	—	—	55,000

Net Loss							(1,782,810)	(1,782,810)

Balance at September 30, 2005 (Unaudited)	316,000	$316	24,545,723	$24,546	$548,434	$—	$(2,350,636)	$(1,777,340)

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Cumulative
	from Inception
	(March 4, 2003) to	Nine months ended
	September 30,	September 30,
	2005	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (Loss)	$(2,350,636)	$(1,782,810)	$(201,821)
Adjustments to Reconcile Net Income to Net Cash Provided By (Used for) Operating Activities:
Depreciation Expense	2,359	1,810	104
Amortization of Deferred Financing	141,192	98,904	16,397
Accrued Interest on Convertible Debentures	35,424	35,424	—
Amortization of Beneficial Conversion Feature of Long-Term Debt	380,000	380,000	—
Changes in Assets and Liabilities:
Increase (Decrease) in
Prepaid Expenses and Other
Current Assets	(17,748)	12,991	(17,859)
Accounts Payable and Accrued Liabilities	652,292	421,594	149,723

Net Cash — Operating Activities	(1,157,118)	(832,087)	(53,456)

Investing Activities:
Acquisition of Property and Equipment	(8,906)	(725)	(5,005)

Financing Activities:
Proceeds From Long-Term Debt	1,520,000	520,000	1,000,000
Proceeds From Sale of Stock	316,500	—	—
Payment of Financing Costs	(597,141)	(115,384)	(382,632)

Net Cash — Financing Activities	1,239,361	404,616	617,368

Net Increase (Decrease) in Cash	73,337	(428,196)	558,907

Cash — Beginning of Periods	—	501,533	—

Cash — End of Periods	$73,337	$73,337	$558,907

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$1,204	$635	$258
Income Taxes	$—	$—	$—
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Since inception, the Company has entered into certain agreements whereby it issued convertible debentures and amended the existing debentures and commitments to purchase its common stock [See Note 4].
On April 8, 2005, $35,424 of accrued interest on convertible debentures was capitalized as part of an amendment to the terms of existing debentures. [See Note 4]
The Accompanying Notes Are An Integral Part of These Financial Statements.

U. S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(1) Business
U.S. Helicopter Corporation, (“U.S. Helicopter” or the “Company”) is a development stage company that has devoted most of its efforts to activities such as financial planning, capital raising, and the development of a business plan. Its core business, once operations have begun, will be providing regularly scheduled helicopter shuttle service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. We intend to introduce our service, which we call “Metro-hop Airport Shuttle Service” (“MASS”), in the New York City market with frequent service between Kennedy, Newark Liberty and LaGuardia airports and the New York metropolitan area heliports located at Wall Street, East 34 th Street, and West 30 th Street. U.S. Helicopter was incorporated in the State of Delaware on March 4, 2003.
On September 2, 2005, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission, file number 333-124262 (the “Registration Statement”). Pursuant to the Registration Statement, we registered a maximum of 10,590,553 shares of our common stock for sale to the public on behalf of certain selling shareholders. The offering price was $0.75 per share.
Between September 2, 2005 (commencement date of offering) and September 30, 2005, we did not receive any offering proceeds as the offering was conducted only on behalf of the selling shareholders described in the Registration Statement.
(2) Summary of Significant Accounting Policies
Unaudited Interim Statements – The financial statements as of September 30, 2005 and for the periods ended September 30, 2004 and 2005 are unaudited; however in the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary to make the interim financial statements not misleading have been made.
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Concentrations of Credit Risk – Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.
We maintain our cash and cash equivalents in accounts with two major financial institutions in the United States in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of September 30, 2005 and December 31, 2004, we had $-0- and $402,396, respectively, in deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.
We generally do not require collateral related to our financial instruments.
Fair Value of Financial Instruments – The fair value of our cash and cash equivalents, accounts payable and accrued expenses approximate carrying values due to their short maturities. The values of our debt instruments approximate their carrying values based on rates currently available to us.
Cash Equivalents – We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. We had no cash equivalents at September 30, 2005 and December 31, 2004.
Property and Equipment – We record our property and equipment at cost less accumulated depreciation. For financial reporting purposes, we use the straight-line method to compute depreciation based upon estimated useful lives of five to fifteen years for flight equipment and three to ten years for other equipment. We use a 30% residual value in the calculation of depreciation for our flight equipment. Leasehold improvements are amortized over the shorter of the related lease term or the estimated life of the

U. S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
improvements. Equipment under capital leases are amortized over the lease term and such amortization is included in the depreciation of property and equipment. Upon selling or otherwise disposing of property and equipment, we remove cost and accumulated depreciation from the accounts and reflect any resulting gain or loss in earnings. Depreciation expense totaled $2,359, $1,810, and $104 for the cumulative period from inception (March 4, 2003) to September 30, 2005, the nine months ended September 30, 2005 and 2004, respectively. Depreciation expense totaled $611 and $104 for the three months ended September 30, 2005 and 2004, respectively.
(2) Summary of Significant Accounting Policies (Continued)
Impairment of Long-Lived Assets – We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made.
Deferred Salary and Taxes Payable - Effective April 16, 2004, U.S. Helicopter entered into a five-year employment agreement with John G. Murphy. Mr. Murphy is employed as the President and Chief Executive Officer of U.S. Helicopter. Mr. Murphy’s annual salary is $225,000. Payment of Mr. Murphy’s salary commenced on August 9, 2004. Mr. Murphy is currently being paid at the annual rate of $225,000.
Effective July 14, 2004, U.S. Helicopter entered into a three-year employment agreement with George J. Mehm, Jr. Mr. Mehm is employed as the Senior Vice President, Treasurer and Chief Financial Officer of U.S. Helicopter. Payment of Mr. Mehm’s salary commenced on August 9, 2004. Mr. Mehm is currently being paid at the annual rate of $130,000.
Effective July 14, 2004, U.S. Helicopter entered into a two-year employment agreement with Donal McSullivan. Mr. McSullivan is employed as the Senior Vice President and Chief Marketing Officer of U.S. Helicopter. Payment of Mr. McSullivan’s salary began on August 9, 2004. Mr. McSullivan is currently being paid at the annual rate of $130,000.
Effective July 18, 2004, U.S. Helicopter entered into a five-year employment agreement with Gabriel Roberts. Mr. Roberts is employed as the Vice President of Finance and Administration of U.S. Helicopter. Mr. Roberts is currently being paid at the annual rate of $90,000. Payment of Mr. Roberts’ salary commenced on August 9, 2004.
Effective August 24, 2004, U.S. Helicopter entered into a two-year employment agreement with Terence O. Dennison. Mr. Dennison is employed as the Senior Vice President and Chief Operating Officer of U.S. Helicopter. Mr. Dennison is currently being paid at the annual rate of $90,000. Payment of Mr. Dennison’s salary began on September 1, 2004.
Stock-Based Compensation – We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense is recognized because the exercise prices of these employee stock options equal or exceed the estimated fair market value of the underlying stock on the dates of grant.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a “modified prospective” method. Under the “modified

U. S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The “modified retrospective” method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.
SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We have not yet determined what effect, if any, this change will have on future periods.
We currently expect to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use.
Stockholders’ Equity – During July 2004, the Board of Directors and Stockholders effectuated an amendment to our Certificate of Incorporation which provided for a 21,300 for 1 stock split. We also filed an amendment to the Certificate of Incorporation which increased the number of authorized shares of our common stock to 95,000,000 and authorized 5,000,000 shares of blank check Preferred Stock. During October 2004, the Company authorized the issuance of up to 1,500,000 shares of Series A Preferred Stock to investors in a private placement (See Note 5). Shares of Series A Preferred Stock are convertible into Common Stock in certain situations. All share and per share data has been retroactively adjusted to reflect the share split.
Revenue Recognition – We recognize revenue when transportation has been provided, including scheduled passenger and charter services.
Income Taxes – We account for income taxes under the provisions of Statement 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances will be established when necessary to reduce deferred tax assets to the amounts expected to be realized.
Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common stock, including options and convertible debentures. For the period from inception (March 4, 2003) to September 30, 2005, options, convertible shares of Series A Preferred Stock, and convertible debentures were not included in the computation of diluted loss per share because the effect would be antidilutive.
Deferred Offering Costs – Amounts paid or accrued for costs associated with an anticipated public offering will be expensed and not recorded as a reduction of the net proceeds, if the offering is not consummated. Upon successful completion of such an offering, these expenses will be recorded as a reduction of the net proceeds.
Advertising Costs – We expense advertising costs as incurred. Advertising expenses were not significant for any period presented.
Recent Accounting Pronouncements – In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment to ARB No. 43.” This statement provides guidance to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage), among other production costs. Provisions of ARB No. 43 stated that under some circumstances, items such as idle facility expense, excessive spoilage and other costs may be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production

U. S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(2) Summary of Significant Accounting Policies (Continued)
facilities. The provisions of this Statement will be applied prospectively during our fiscal year beginning after June 15, 2005. Adoption of the Statement is not expected to have a material impact on our financial statements.
In November 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate time-Sharing Transactions – An amendment of SFAS No. 66 and 67. This Statement amends SFAS No. 66. “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.” This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on our financial statements.
In November 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment to APBO No. 29.” This Statement amends Accounting Principles Board Opinion (“APBO”) No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This is effective for fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on our financial statements.
(3) Deferred Offering Costs and Deferred Financing Costs
We have incurred certain costs related to financing activities since inception. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).
At September 30, 2005 and December 31, 2004, we had net deferred financing costs of $178,808 and $167,212, respectively. These costs were related to the placement of a 5% convertible debenture [Note 4] and are being amortized on a straight-line basis over the life of the debenture. We recorded amortization expense related to deferred financing totaling $141,192, $98,904 and $16,397 for the cumulative period from inception (March 4, 2003) to September 30, 2005, the nine months ended September 30, 2005 and 2004, respectively.
At September 30, 2005 and December 31, 2004, we had net deferred offering costs of $153,936 and $148,551, respectively. These costs were primarily related to a Standby Equity Distribution Agreement [Note 5] and will be offset against the proceeds of the offering, when consummated.
During November and December, 2004, $126,450 of costs related to a completed offering were offset against the proceeds of the offering [Note 5].

U. S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(4) Convertible Debt
Long-Term Convertible Debt - On August 4, 2004, we issued a $1,000,000 5% interest convertible debenture to an investor in exchange for $1,000,000 in cash. The debenture and all accrued interest is payable in full on August 4, 2006 in either cash or equity at our discretion. Under the original terms of this agreement, until the debenture is paid in full, the holder of the debenture was permitted to convert at will the entire amount or a portion of the debenture into our common stock.
The original terms of this debenture provided that all conversions under the debenture would take place at a rate equal to the lower of $2 per share or eighty percent of the volume weighted average price of the common stock for the five trading days prior to conversion. This beneficial conversion feature was recorded as a discount of $250,000 and was fully expensed upon the effectiveness of the Registration Statement.
On February 24, 2005, we issued a $300,000 5% interest convertible debenture to the same investor to whom we sold the $1,000,000 debenture in exchange for $300,000 in cash. The debenture and all accrued interest is payable in full on February 24, 2007 in either cash or equity at our discretion. Under the original terms of this agreement, until the debenture is paid in full, the holder of the debenture was permitted to convert at its option the entire amount or a portion of the debenture into our common stock.
The original terms of this debenture provided that all conversions under the debenture would take place at a rate equal to the lower of $2 per share or eighty percent of the volume weighted average price of the common stock for the five trading days prior to conversion. This beneficial conversion feature of $75,000 was fully expensed upon the effectiveness of the Registration Statement.
We issued these debentures with a collateral interest in all of our assets. We registered the potential debenture conversion shares pursuant to the Registration Statement that was “deemed effective” by the Securities and Exchange Commission on September 2, 2005.
On April 8, 2005, we entered into an Amended and Restated Secured Debenture (the “New Debenture”). The New Debenture was issued in the face amount of $1,335,424 in exchange for the previously issued debentures, which totaled $1,300,000, and accumulated interest through the date of the revision to the agreement. The New Debenture accrues interest at a rate of 5%. Up to 10% of the debenture’s principal, plus interest, may be converted at a price equal to $0.20 per share and we are committed to register shares equal to the amount of shares which may be converted under this agreement.
Under the terms of the New Debenture, until January 1, 2006, 10% of all proceeds from the placement of shares under the new SEDA (See Note 5) will be remitted to the debenture holder as a reduction of the outstanding balance of the debenture. Commencing January 1, 2006, we are required to make payments of the remaining principal balance at the rate of $200,000 per month.
On August 23, 2005, we issued a $220,000 5% interest convertible debenture to the same investor to whom we sold the $1,335,424 New Debenture described in exchange for $220,000 in cash (the “August 2005 Debenture”). The August 2005 Debenture accrues interest at a rate of 5%. Up to 10% of the debenture’s principal, plus interest, may be converted at a price equal to $0.20 per share and we are committed to register shares equal to the amount of shares which may be converted under this agreement. Commencing January 1, 2006, we are required to make payments of the remaining principal balance at the rate of $40,000 per month. We expensed $55,000 during the third quarter as a discount on the debenture.
Short-Term Convertible Debt - On October 26, 2005, we entered into the definitive Convertible Note Purchase Agreement with Portfolio Lenders II, LLC, pursuant to which we issued $250,000 in principal amount of convertible notes. We also issued to the investor a warrant to purchase up to 100,000 shares of our common stock as an inducement to enter into the transaction. [Note 9]

U. S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(5) Securities Offerings
Standby Equity Distribution Agreement – On August 4, 2004, we entered into a Standby Equity Distribution Agreement (“SEDA”) with an investor. Under the original terms of the SEDA, we could, at our discretion, periodically issue and sell to the investor shares of common stock for a total purchase price of $10.0 million. These placements could occur, as elected by us, in increments not to exceed $250,000 every seven business days. There is no minimum placement under the SEDA. These placements of common stock will be at a 1% discount to the volume weighted average price of our common stock for the 5 days immediately following the notice date.
Under the terms of the SEDA, the investor will receive a fee equal to 5% of the gross proceeds received by us pursuant to the SEDA. The SEDA has a term of 2 years. We committed to registering the SEDA shares under the Securities Act of 1933.
Proceeds of the SEDA will be offset against deferred offering costs [Note 3] until those amounts are extinguished.
On April 8, 2005, we entered into an Amended and Restated Standby Equity Distribution Agreement (the “New SEDA”). The New SEDA increased the total amount of stock available for purchase from $10 million to $11 million and the maximum size of each advance was increased from $250,000 to $300,000. Under the New SEDA the maximum advances over each period of 30 days is $1,200,000.
Private Placement – We completed a private placement offering of our equity securities at the end of December, 2004. The private placement offering was to a maximum of $1,500,000 through the sale of equity units (the “Units”), each Unit consisting of five shares of our Series A Preferred Stock and two warrants, each warrant exercisable to purchase one share of our common stock. The purchase price per Unit was $5.00. The Series A Preferred Stock is convertible, at the election of the holder thereof, at any time from and after the date of issuance and for a period of three years thereafter into shares of our common stock at a price equal to 80% of the average closing price of our common stock on the OTC-BB for the 20 trading days immediately preceding the day upon which we receive a notice of conversion from the Preferred Stockholder. In the event that our shares are not traded on the OTC-BB, the conversion price would be equal to 80% of the average bid price of our common stock posted in the Pink Sheets for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Preferred Stockholder. In the event that our shares are not traded on the OTC-BB or on the Pink Sheets, the conversion price would be equal to 80% of the fair market value of our common stock on the date upon which we receive the notice of conversion from the Preferred Stockholder. Such fair market value would be determined by an accounting firm selected by us which accounting firm is not then currently performing any other accounting services for us. The warrants included in the Units contain exercise prices equal to 125% and 150%, respectively, of the conversion price of the Series A Preferred Stock. The warrants are subject to adjustment for anti-dilution purposes and include registration rights.
The private placement offering described above was closed at the end of December 2004. The sale of 63,200 units, for gross proceeds of $316,000, resulted in the issuance of 316,000 Series A Preferred Shares and 126,400 common stock purchase warrants. Additionally, we agreed to issue an aggregate of 279,600 warrants to a placement agent as a placement agent fee and in connection with a financial consulting and advisory agreement. A total of 250,000 of these placement agent warrants will be exercisable at $0.75 per share and have a five-year term. The remaining 29,600 warrants have an exercise price equal to 80% of the fair market value of the Company’s common stock on the date of exercise. No expense was recorded in connection with these warrants.

U. S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
Private Placements of Common Stock — On October 26, 2005, we entered into a Common Stock Purchase Agreement with International Financial Advisors, K.S.C. pursuant to which, on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million. We also issued to this investor on November 1, 2005 a warrant to purchase up to 750,000 shares of our common stock. The warrant is exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance. [Note 9]
On October 26, 2005, we also entered into separate Common Stock Purchase Agreements with four individual investors pursuant to which we agreed to issue an aggregate of 250,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $250,000. [Note 9]
On October 26, 2005, we entered into a Common Stock Purchase Agreement with Samama Global Corporation pursuant to which on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million. [Note 9]
(6) Commitments and Contingencies
Operating Leases – We entered into an operating lease for real property which expires on November 30, 2007 at a rate of approximately $1,100 per month and lease additional space on a month-to-month basis. Minimum future lease payments as of December 31, 2004 were:

Year ending December 31,
2005	$13,642
2006	13,642
2007	12,505
Thereafter	—

Total Minimum Future Rental Payments	$39,789

(7) Income Taxes
We had approximately $550,000 and $18,000 of unamortized startup costs at December 31, 2004 and December 31, 2003, respectively. These costs will be applied against future taxable income during the five year period beginning 2006.
These unamortized startup costs were recorded by us as deferred tax assets totaling approximately $218,000 and $7,000 at December 31, 2004 and December 31, 2003. As the utilization of such assets is dependant on future taxable profits of the Company, a valuation allowance of approximately $218,000 and $7,000 was recorded at December 31, 2004 and December 31, 2003, respectively, leaving a net deferred tax asset of $-0- for all periods presented.

U. S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(8) Employee Stock Options
On July 23, 2004, we issued an option to acquire 231,000 shares of our common stock for $0.50 per share. On October 27, 2004, we issued options to acquire 581,000 shares of our common stock for $0.50 per share. On May 25, 2005 we issued an option to acquire 70,000 shares of our common stock for $0.50 per share. We recorded no expense for these options under the intrinsic value approach of APBO No. 25. Had compensation cost for these options been determined on the basis of fair value pursuant to Statement 123, net (loss) and net (loss) per share would have been as follows:

	Cumulative
	from Inception
	(March 4, 2003) to	Nine months ended
	September 30,	September 30,
	2005	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Net (Loss):
As Reported	$(2,350,636)	$(1,782,810)	$(201,821)

Pro Forma	$(2,350,636)	$(1,782,810)	$(201,821)

Basic and Diluted (Loss) Per Share:
As Reported	$(.11)	$(.07)	$(.01)

Pro Forma	$(.11)	$(.07)	$(.01)

The following is a summary of options outstanding at December 31, 2003, December 31, 2004 and September 30, 2005:

Weighted Average
	Number of Shares	Exercise Price
Outstanding at March 4, 2003	—	$—

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2003	—	—

Granted	812,000	0.50
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2004	812,000	$0.50

Granted	70,000	0.50
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2005	882,000	$0.50

U. S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(8) Employee Stock Options (Continued)

	At	At
	September 30, 2005	December 31, 2004

Options Exercisable:	882,000	812,000

Period
From Inception
[March 4, 2003]
	through	Year ended
	December 31, 2003	December 31, 2004

Weighted Average Fair Value of Options Granted During the Periods	—	—

The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

Period
From Inception
[March 4, 2003]
	through	Year ended
	September 30, 2005	December 31, 2004
Dividend Yield	—%	—%
Risk-Free Interest Rate	4.75%	4.75%
Expected Life	N/A	2.5 years
Expected Volatility	N/A	N/A
(9) Subsequent Events
Convertible Note Purchase Agreement
On October 20, 2005, we entered into a non-binding term sheet with Portfolio Lenders II, LLC, pursuant to which Portfolio Lenders II, LLC agreed to purchase up to $500,000 in principal amount of convertible notes. On October 26, 2005, we entered into the definitive Convertible Note Purchase Agreement with Portfolio Lenders II, LLC, pursuant to which we issued $250,000 in principal amount of convertible notes. We also issued to the investor a warrant to purchase up to 100,000 shares of our common stock as an inducement to enter into the transaction. We may issue to the investor up to an additional $250,000 in principal amount of convertible notes at one or more additional closings up to and including November 30, 2005.
The notes accrue interest at the rate of 15% per annum, of which 120 days worth of interest was paid in advance on the closing date. An additional $12,500 origination fee was also paid to the investor at closing. No points will be paid to this investor if an additional $250,000 of convertible notes are purchased. Interest at the rate of 20% per annum is payable upon the occurrence of an event of default under the notes. The notes, together with accrued and unpaid interest, are convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.50 per share. In the event that the investor purchases an additional $250,000 of notes, such $250,000 worth of notes would be convertible into shares of our common stock at a conversion price equal to $0.75 per share. The notes are to be repaid to the extent of $150,000 within two business days of the closing date of an equity investment in us of at least $2 million. The balance is to be repaid on the earliest of (1) two business days after the closing date of an equity investment in us of at least $2 million by a second investor, (2) the date we draw down our first advance under our Amended and Restated Standby Equity Distribution Agreement with Cornell Capital Partners, LP and (3) 120 days from the closing date. This investor has agreed to extend the maturity date of this loan until November 30, 2005 and may consider a further extension at that time.
The proceeds of this financing were used for a deposit on the Company’s first helicopter and general working capital purposes.
The warrant is exercisable to purchase up to 100,000 shares of our common stock at an exercise price of $0.50 per share for a period of five years from its date of issuance. We have agreed to issue an additional warrant to purchase up to 100,000 shares of our common stock with identical terms and conditions if the investor purchases an additional $250,000 of convertible notes.
We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable upon conversion of the notes and exercise of the warrant within 45 days of the closing date and to use our best efforts to have such registration statement declared effective no later that 180 days after it is filed.
Issuance of the securities sold was exempt from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The securities were sold to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.
No commissions were paid to broker dealers in connection with this transaction.
Private Placement of Common Stock
On October 26, 2005, we entered into a Common Stock Purchase Agreement with International Financial Advisors, K.S.C. pursuant to which, on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million. We also issued to this investor on November 1, 2005 a warrant to purchase up to 750,000 shares of our common stock. The warrant is exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance.
The Common Stock Purchase Agreement provides the investor with (1) the right to participate in future equity or debt securities offerings conducted by us for a period of two years so long as the investor holds at least five percent of our outstanding common stock and (2) the exclusive right to develop with us a joint venture, partnership or any other commercial arrangement involving the establishment of aviation operations in the Middle East (as defined in the agreement) for a period of three years.
We also agreed to appoint Christopher D. Brady to our Board of Directors pursuant to the Common Stock Purchase Agreement effective on the closing date. Mr. Brady was appointed to the Board of Directors on November 1, 2005.

On October 26, 2005, we also entered into separate Common Stock Purchase Agreements with four individual investors pursuant to which we agreed to issue an aggregate of 250,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $250,000.
We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issued and issuable upon exercise of the warrants within 45 days of the respective closing dates and to use our best efforts to have such registration statement declared effective no later than 180 days after it is filed.
Commissions of $325,000 in cash and warrants to purchase up to 162,500 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance are payable in connection with this financing. Of these commissions, a total of $162,500 in cash and the warrants to purchase 162,500 shares are payable to broker-dealers.
Private Placement of Common Stock
On October 26, 2005, we entered into a Common Stock Purchase Agreement with Samama Global Corporation pursuant to which on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million.
We also agreed pursuant to the Common Stock Purchase Agreement to appoint to our Board of Directors a nominee of the investor, subject to our agreement not to be unreasonably withheld. The investor also agreed that the investor’s voting rights may be automatically suspended as to any shares held by the investor which exceed an aggregate of 24.99% of our outstanding voting securities when taken together with shares held by all other non-U.S. citizens.
We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issued within 45 days of the closing date and to use our best efforts to have such registration statement declared effective no later than 180 days after it is filed.
Commissions of $300,000 in cash and warrants to purchase up to 150,000 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance will be payable in connection with this financing. Of these commissions, a total of $150,000 in cash and warrants to purchase 150,000 shares are payable to broker-dealers.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this Report.
This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties including the Company, including, but not limited to, the successful commercialization of our services, future demand for our services, general economic conditions, government regulation, competition and potential competitors’ strategies, technological innovations in the helicopter industry, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. Additional factors that could affect the Company’s forward-looking statements include, among other things: the impact and result of any litigation (included private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; and the Company’s ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.
General
U.S. Helicopter Corporation (the “Company”, “we” or “us”) is a development stage company whose core business will be providing regularly scheduled helicopter shuttle service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. The Company intends to introduce its service – called “Metro-hop Airport Shuttle Service” or “MASS” – in the New York City market with frequent service between Kennedy, Newark Liberty, and LaGuardia airports and the New York metropolitan area heliports located at Wall Street, East 34th Street, and West 30th Street. The Company’s MASS service is intended to provide a fast, reliable, and safe alternative for airline passengers who wish to avoid the uncertainties and frequent delays associated with depending upon surface-based transportation to and from airports.
As the Company completes its first year of operations and the introduction of its MASS service in New York City, it intends to phase-in similar service during the following four years in other major U.S. metropolitan markets such as Washington, D.C., Chicago and Los Angeles.
In addition to the airport-focused MASS shuttle service, the Company also intends to develop and introduce other regularly scheduled helicopter services (as differentiated from charter flights) including: commuter service between suburban helipads and New York City metropolitan heliports; weekend service between New York City metropolitan heliports and weekend/vacation retreat destinations such as the Hamptons, Cape Cod and Martha’s Vineyard; scheduled service to and from entertainment and resort destinations such as casinos based in Atlantic City and Connecticut; and utilizing aircraft at night or on weekends when aircraft are not flying the MASS shuttle service.
Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the remainder of the pre-operating period and the first full year of operations. As of September 30, 2005, we had an accumulated deficit of $(2,350,636). We have not received any revenues from inception, and we do not anticipate receiving any revenues until the first quarter of the 2006 fiscal year. Our operations have been financed primarily through a sale of 5% secured convertible debentures, the private placement of Common Stock, the private placement of convertible notes, and a sale of equity securities comprising 63,200

Units consisting of Series A Preferred Stock and common stock purchase warrants. The terms of these debt and equity financings are set forth below.
On October 20, 2005, we entered into a non-binding term sheet with Portfolio Lenders II, LLC, pursuant to which Portfolio Lenders II, LLC agreed to purchase up to $500,000 in principal amount of convertible notes. On October 26, 2005, we entered into the definitive Convertible Note Purchase Agreement with Portfolio Lenders II, LLC, pursuant to which we issued $250,000 in principal amount of convertible notes. We also issued to the investor a warrant to purchase up to 100,000 shares of our common stock as an inducement to enter into the transaction. We may issue to the investor up to an additional $250,000 in principal amount of convertible notes at one or more additional closings up to and including November 30, 2005.
The notes accrue interest at the rate of 15% per annum, of which 120 days worth of interest was paid in advance on the closing date. An additional $12,500 origination fee was also paid to the investor at closing. No points will be paid to this investor if an additional $250,000 of convertible notes are purchased. Interest at the rate of 20% per annum is payable upon the occurrence of an event of default under the notes. The notes, together with accrued and unpaid interest, are convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.50 per share. In the event that the investor purchases an additional $250,000 of notes, such $250,000 worth of notes would be convertible into shares of our common stock of a conversion price equal to $0.75 per share. The notes are to be repaid to the extent of $150,000 within two business days of the closing date of an equity investment in us of at least $2 million. The balance is to be repaid on the earliest of (1) two business days after the closing date of an equity investment in us of at least $2 million by a second investor, (2) the date we draw down our first advance under our Amended and Restated Standby Equity Distribution Agreement with Cornell Capital Partners, LP and (3) 120 days from the closing date.
On October 26, 2005, we entered into a Common Stock Purchase Agreement with International Financial Advisors, K.S.C. pursuant to which, on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million. We also issued to this investor on November 1, 2005 a warrant to purchase up to 750,000 shares of our common stock. The warrant is exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance.
The Common Stock Purchase Agreement provides the investor with (1) the right to participate in future equity or debt securities offerings conducted by us for a period of two years so long as the investor holds at least five percent of our outstanding common stock and (2) the exclusive right to develop with us a joint venture, partnership or any other commercial arrangement involving the establishment of aviation operations in the Middle East (as defined in the agreement) for a period of three years.
We also agreed to appoint Christopher D. Brady to our Board of Directors pursuant to the Common Stock Purchase Agreement effective on the closing date. Mr. Brady was appointed to the Board of Directors on November 1, 2005.

On October 26, 2005, we also entered into separate Common Stock Purchase Agreements with four individual investors pursuant to which we agreed to issue an aggregate of 250,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $250,000.
We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issued and issuable upon exercise of the warrants within 45 days of the respective closing dates and to use our best efforts to have such registration statement declared effective no later than 180 days after it is filed.
Commissions of $325,000 in cash and warrants to purchase up to 162,500 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance are payable in connection with this financing. Of these commissions, a total of $162,500 in cash and warrants to purchase 162,500 shares are payable to broker dealers.
On October 26, 2005, we entered into a Common Stock Purchase Agreement with Samama Global Corporation pursuant to which on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million.
We also agreed pursuant to the Common Stock Purchase Agreement to appoint to our Board of Directors a nominee of the investor, subject to our agreement not to be unreasonably withheld. The investor also agreed that the investor’s voting rights may be automatically suspended as to any shares held by the investor which exceed an aggregate of 24.99% of our outstanding voting securities when taken together with shares held by all other non-U.S. citizens.
We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issued within 45 days of the closing date and to use our best efforts to have such registration statement declared effective no later than 180 days after it is filed.
Commissions of $300,000 in cash and warrants to purchase up to 150,000 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance will be payable in connection with this financing. Of these commissions, a total of $150,000 in cash and the warrants to purchase 150,000 shares are payable to broker dealers.
In November and December 2004, U.S. Helicopter issued a total of 63,200 of our Units to a limited number of accredited investors pursuant to a private placement (the “2004 Private Placement”) in which we received $316,000 before payment of expenses associated with the offering. In connection with the 2004 Private Placement, 20 persons have received a total of 316,000 shares of our Series A Preferred Stock and 126,400 warrants to purchase our common stock, of which 63,200 warrants have an exercise price equal to 125% of the conversion price of the Series A Preferred Stock and the remaining 63,200 warrants have an exercise price equal to 150% of the conversion price of the Series A Preferred Stock.
In connection with the 2004 Private Placement, the Company paid the following fees and expenses: (1) $35,520, representing a commission of 12% of the gross offering proceeds raised by North Coast Securities Corporation (the “Placement Agent”) (2) $8,880, representing a non-accountable expense allowance of 3% of the gross offering proceeds raised by the Placement Agent; (3) a due diligence and pre-marketing fee of $12,500 to cover the costs and expenses of due diligence investigation and pre-marketing activities; (4) warrants to purchase 29,600 shares of the Company’s common stock, with an exercise price equal to 80% of the fair market value of the Company’s common stock on the date of exercise, a term of five years and all other terms substantially the same as those of the warrants issued to investors in the 2004 Private Placement; (5) $49,800, representing legal fees paid to Gallagher, Briody & Butler; and (6) $3,000, representing escrow agent’s fees.
In addition, the Company reimbursed the Placement Agent in the amount of $4,375 for its legal fees (including blue sky legal fees) in the 2004 Private Placement.
As part of our agreement with the Placement Agent, the Company agreed to enter into a separate Financial Consulting and Advisory Agreement with the Placement Agent, with compensation of Warrants issued to the Placement Agent or its designee to purchase 250,000 shares of the Company’s common stock with an exercise price equal to $0.75 per share, a term of five years and all other terms substantially the same as those of the warrants issued to investors in the 2004 Private Placement.
In August, 2004, the Company entered into a Securities Purchase Agreement pursuant to which we agreed to issue $1,300,000 of 5% secured convertible debentures to Cornell Capital Partners, LP (“Cornell Capital”). On August 4, 2004, the Company received net proceeds of $772,500 after payment of expenses in the amount of $227,500, from the sale of $1,000,000 worth of debentures. On February 25, 2005, the Company received net proceeds of $270,000, after payment of expenses in the amount of $30,000, from the sale of $300,000 worth of debentures. On April 8, 2005, we entered into an Amended and Restated Secured Debenture in the amount of $1,335,424 (the “Convertible Debenture”), representing the principal amount of the convertible debentures and all accured interest as of such date. The amended and restated debenture bears interest at 5% per annum and is secured by a security agreement covering substantially all business assets of the Company. The conversion provision entitles the holder at any time, and from time to time, to convert up to 10% of the principal plus accrued interest due as of a particular date into the Company’s common stock at a price of $0.20 per share. Until January 1, 2006, we are required to remit to the holder an amount equal to 10% of the gross proceeds received pursuant to the SEDA (as described below), to be applied against sums due under the Convertible Debenture. Beginning January 1, 2006, we are required to make monthly payments of $200,000 until all amounts under the Convertible Debenture are repaid. The Convertible Debenture is secured by all of U.S. Helicopter’s assets.
On August 23, 2005, we entered into a new Securities Purchase Agreement with Cornell Capital, whereby $220,000 of 5% secured convertible debentures were issued. On August 23, 2005, we received net proceeds of $190,000 after payment of certain expenses in the amount of $30,000. Commencing January 1, 2006, we are required to make monthly payments of $40,000 until all amounts under the New Convertible Debenture are repaid in full. The New Convertible Debenture bears interest at 5% per annum and is secured by the Amended and Restated Security Agreement under identical terms as the Convertible Debenture. Up to 10% of all sums due and payable under the New Convertible Debenture may be converted at Cornell Capital’s option, into shares of our common stock at a price of $0.20 per share. All other material terms of the New Convertible Debenture are identical to the Convertible Debenture. We intend to file a registration statement with respect to the shares issuable upon conversion of the New Convertible Debenture in November 2005.
On August 4, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital, which was amended and restated on April 8, 2005 (the “SEDA”) pursuant to which the Company may, at its discretion, periodically issue and sell to Cornell Capital, up to $11,000,000 of the Company’s common stock. Upon the execution of the SEDA, the Company agreed to issue 2,472,527 shares of its common stock to Cornell Capital, plus an additional $10,000 worth of the Company’s common stock to Newbridge Securities Corporation (“Newbridge”), as a placement fee, per the Placement Agent Agreement between the Company and Newbridge, valued at the fair market value of the stock as of the date of the initial trading day of the Company’s common stock. It is the Company’s intention to file a registration statement for the SEDA in November 2005. As of November 1, 2005, the Company has not sold any shares under the SEDA to Cornell Capital.
In August, 2004, U.S. Helicopter issued 773,196 shares of common stock to 3B Group, Inc. in consideration of its efforts to assist us in raising capital and to induce Cornell Capital to make an investment in us.
The Company issued a total of 1,000 shares of common stock representing founders’ shares to eight persons in exchange for cash totaling $500 as of March, 2003. The eight stockholders included the following members of U.S. Helicopter management: John G. Murphy, George Mehm, Donal McSullivan, Gabriel Roberts, John Capozzi, Rue Reynolds and Clinton L. Pagano, Sr. In July, 2004 the Company effectuated a 21,300 to one stock split whereby each founding stockholder received 21,300 shares of post-split common stock in exchange for each pre-split share of the Company’s common stock.
Pursuant to the SEDA, U.S. Helicopter may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $11.0 million. If U.S. Helicopter requests an advance under the Amended and Restated Standby Equity Distribution Agreement, Cornell Capital will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital intends to sell any shares purchased under the SEDA at the market price. The effectiveness of the sale of the shares under the SEDA is conditioned upon U.S. Helicopter registering the shares of common stock with the Securities and Exchange Commission.
The Company will not be in a position to rely on the SEDA entered into with Cornell Capital to provide liquidity for the Company’s working capital and equipment leasing, as it will take time for a market for the Company’s business to develop. The Company will not be in a position to access the capital under the SEDA until the Company’s securities are quoted on the NASD Bulletin Board, and sufficient demand exists for the Company’s equity securities. There can be no assurance that the Company will successfully list its securities for a quotation on the NASD Bulletin Board, or that a market for the Company’s securities will develop in a manner that will allow the Company to receive financing under the SEDA.

RESULTS OF OPERATIONS
Since inception on March 4, 2003 through the date hereof, the Company has had no revenues from operations and is not expected to generate any revenues from operations until the first quarter of the 2006 fiscal year.
From inception to September 30, 2005, the Company has incurred professional fees totaling $452,231. These fees are comprised of legal fees for general matters, negotiation/closing of the Convertible Debenture, accounting and audit fees, other consulting fees, transfer agent fees and registered agent fees.
Since inception, the Company has incurred operating losses. As of September 30, 2005, our accumulated deficit was $(2,350,636).
LIQUIDITY AND FINANCIAL CONDITION
We have financed our operations since inception primarily through a private placement financing with Cornell Capital, a private placement of a convertible note with Portfolio Lenders II, LLC, private placements of common stock conducted in October and November 2005 and the 2004 Private Placement. In August 2004, the Company closed on a $1.3 million convertible debenture financing with Cornell Capital, of which the Company has received gross proceeds of $1.3 million to date. The Company closed on an additional $220,000 convertible debenture financing with Cornell Capital in August, 2005. In November and December of 2004, the Company closed on a private placement offering of 63,200 Units to a limited number of accredited investors, pursuant to which we received $316,000 before payment of expenses associated with the offering. U.S. Helicopter received net proceeds of $206,300 in the 2004 Private Placement, which was used for general working capital purposes and startup costs. On October 26, 2005, the Company closed on a $250,000 convertible note offering with Portfolio Lenders II, LLC. In addition, in November, 2005, the Company closed on six common stock private placement transactions with six investors for a total of $6,250,000, pursuant to which the Company issued a total of 6,250,000 shares of its common stock.
We plan to acquire through lease or mortgage, and put into service, up to eight (8) helicopters during our first year of flight operations commencing in or about January 2006. On November 2, 2005, we took delivery of our initial aircraft pursuant to a Lease Agreement dated November 1, 2005 for the lease of one Sikorsky S-76B Helicopter. The lease term is for three years with no renewals or purchase option. However, we hope to be in a position to negotiate a renewal at the end of the term of the lease. At the time of entering into the lease, we paid the lessor the first month’s rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month during the term beginning December 1, 2005 and continue during the term.
We will need approximately $21.0 million of helicopter lease/debt financing for our helicopters, inclusive of deposits required in connection with any financing transaction. It is anticipated that the purchase price per aircraft for the first eight used aircraft, including the cost of refurbishment and re-configuration of interiors, will be approximately $3.0 million, which amount is included in the overall purchase price described herein. It is anticipated that the security deposit for these eight aircraft will be approximately $0.6 million, with the balance of the purchase price to be in the form of lease financing. It is anticipated that the manufacturers of these aircraft or the financing source, along with the engine manufacturer, will enter into “power-by-the-hour” (“PBH”) arrangements, whereby the Company would be allowed to cover the cost of major maintenance items over a period of time, rather than as the maintenance costs are specifically incurred. The Company may be required to place deposits with the aircraft manufacturers for new aircraft to be delivered between December 2006 and December 2009. Accounting for PBH arrangements will be accomplished through our Statement of Operations, where we will expense in full the amount of such costs at the rates in accordance with any contracts we have in place. We will record deposits made to the manufacturer(s) as Deposits on our Balance Sheet. These deposits could be used by the manufacturer(s) if there is an event of default by us.
The Company received delivery of its first aircraft on November 2, 2005. In addition to the lease financing described above, it is currently anticipated that the Company would place an order for delivery in 2006 of an additional seven (7) aircraft at an average purchase price of $7.5 million, and an additional fourteen (14) aircraft in 2007 and 2008 at the same average purchase price. The current anticipated delivery schedule for the initial and additional aircraft for the first year of operations is as follows:
November 2, 2005: Received Delivery of one S76B aircraft
November 25, 2005: Delivery of one S76B aircraft
December 14, 2005: Delivery of one S76B aircraft
February 15, 2005: Delivery of two S76B aircraft
May 15, 2006: Delivery of three S76B aircraft
The above dates are for delivery to us. The aircraft will require modifications to bring them to our standards, which we estimate will take from 30-45 days per aircraft. The Company has not secured any of the financing for the acquisition of either used or new aircraft for delivery in 2005 through 2009 beyond its initial aircraft. The Company has signed a Term Sheet and is in negotiations with a financing source; however, there can be no assurance that a transaction with this source will be completed.
There can be no assurance that the Company will be successful in entering into financing agreements for these aircraft. If these financings cannot be consummated, the Company will assess all available alternatives, including a sale of our assets or merger, suspension of operations and possible liquidation, auction, bankruptcy, or other measures.
To date our financing has come from the sale of $1.52 million of convertible debentures, $0.3 million in private placement proceeds in the 2004 Private Placement, $250,000 from the sale of a convertible note and $6,250,000 in private placement proceeds from the sale of our common stock. We also have the ability to sell up to $11 million of our common stock to Cornell Capital pursuant to the SEDA. If we determine not to utilize any of the $11.0 million SEDA funds, we will need to raise at least $6.0 million in additional capital to finance operations through year-end 2005. Of this amount, we plan to apply $6.0 million to aircraft financing of which $5.8 million may be through the leasing of aircraft. To the extent we draw on the SEDA funds to finance operations, the aforementioned $6.0 million figure will decrease by the amount of such draws.
RECENT ACCOUNTING PRONOUNCEMENTS.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment to ARB No. 43.” This statement provides guidance to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage), among other production costs. Provisions of ARB No. 43 stated that under some circumstances, items such as idle facility expense, excessive spoilage and other costs may be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be applied prospectively during our fiscal year beginning after June 15, 2005. Adoption of the Statement is not expected to have a material impact on our financial statements.
In November 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate time-Sharing Transactions – An amendment of SFAS No. 66 and 67. This Statement amends SFAS No. 66. “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.” This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on our financial statements.
In November 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment to APBO No. 29.” This Statement amends Accounting Principles Board Opinion (“APBO”) No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This is effective for fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on our financial statements.
In December 2004, the FASB issued Statement 123(R) Share-Based Payment (revised 2004), which requires companies to recognize in the income statement the fair value of all employee share based payments, including grants of employee stock options as well as compensatory employee stock purchase plans, for interim periods beginning after December 15, 2005. Accordingly, SFAS 123(R) eliminates the ability to account for share based compensation using APB 25, and the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we do not expect the adoption to have a material impact on the statements of operations for the year ending December 31, 2005.
CRITICAL ACCOUNTING POLICIES.
U.S. Helicopter’s consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.
Our significant accounting policies are summarized in the Notes of our consolidated financial statements. While all these significant accounting policies impact its financial condition and results of operations, U.S. Helicopter views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on U.S. Helicopter’s consolidated financial statements (or are anticipated to have such impact when operations commence) and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.
Our critical accounting policies are useful lives of assets, impairment testing of assets, revenue recognition, and deferred offering costs.
USEFUL LIVES OF TANGIBLE AND INTANGIBLE ASSETS. Depreciation and amortization of tangible and intangible assets are based on estimates of the useful lives of the assets. We regularly review the useful life estimates established to determine their propriety. Changes in estimated useful lives could result in increased depreciation or amortization expense in the period of the change in estimate and in future periods that could materially impact our financial condition and results of operations.
IMPAIRMENT OF LONG-LIVED ASSETS. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. An impairment charge could materially impact our financial condition and results of operations.
REVENUE RECOGNITION. We recognize revenue when transportation has been provided, including scheduled passenger and charter services.
DEFERRED OFFERING COSTS AND DEFERRED FINANCING COSTS. We incurred certain costs related to financing activities during the twelve-month period ended December 31, 2004. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).
Additional Year 1 Information. With respect to our cash requirements and sources during the next 12 months and through year-end of 2005, see Management’s Discussion and Analysis—Liquidity and Financial Condition. We will lease or purchase approximately seven additional 12-seat used, low-time helicopters during our first 12 months of operations and roughly through and including second quarter 2006. During that time period, we expect that our most significant equipment-related and plant-related expenses will be a combination of helicopter lease and/or debt payments (approximately $1.8 million). With respect to changes in number of employees, we have nine employees as of November 1, 2005 and expect to have approximately 85 full-time and 20 part-time employees at the end of second quarter 2006.
Off-Balance Sheet Arrangements. U.S. Helicopter has no off-balance sheet arrangements.
PLAN OF OPERATION.
Overview
U.S. Helicopter Corporation is a development stage company whose core business will be providing regularly scheduled helicopter shuttle service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. The Company intends to introduce its service – called “Metro-hop Airport Shuttle Service” or “MASS” – in the New York City market with frequent service between Kennedy, Newark Liberty, and LaGuardia airports and the New York metropolitan area heliports located at Wall Street, East 34th Street, and West 30th Street. The Company’s MASS service is intended to provide a fast, reliable, and safe alternative for airline passengers who wish to avoid the uncertainties and frequent delays associated with depending upon surface-based transportation to and from airports.
As the Company completes its first year of operations and the introduction of its MASS service in New York City, it intends to phase-in similar service during the following four years in other major U.S. metropolitan markets such as Washington, D.C., Chicago and Los Angeles.
In addition to the airport-focused MASS shuttle service, the Company also intends to develop and introduce other regularly scheduled helicopter services (as differentiated from charter flights) including: commuter service between suburban helipads and New York City metropolitan heliports; weekend service between New York City metropolitan heliports and weekend/vacation retreat destinations such as the Hamptons, Cape Code and Martha’s Vineyard; scheduled service to and from entertainment and resort destinations such as casinos based in Atlantic City and Connecticut; and utilizing aircraft at night or on weekends when aircraft are not flying the MASS shuttle service.
U.S. Helicopter must raise additional capital in the next 12 months in order to purchase aircraft and to commence and maintain operations. Management currently plans to acquire through lease or mortgage up to seven helicopters during the Company’s first year of operations, for which approximately $21 million in lease/debt financing will be needed. The Company acquired its first aircraft pursuant to a lease on November 2, 2005. The Company is currently in negotiations with a number of potential financing sources for its startup and aircraft acquisition costs; however, there can be no assurances that a transaction with any of these potential financing sources will be completed.
The Company has nine employees as of November 1, 2005 and expects to have a total of approximately 85 full-time and 20 part-time employees as of the end of second quarter 2006. As of the end of fourth quarter 2007, the Company expects to have approximately 170 full time and 40 part-time employees.
In August 2004, we received our first tranche of $1.0 million ($772,500 net of expenses) from a financing transaction with Cornell Capital pursuant to the terms of a Securities Purchase Agreement (the “SPA”). In February 2005, we received our second tranche of $300,000 ($270,000 net of expenses) pursuant to the SPA. In exchange for financing under the SPA, we agreed to issue to Cornell Capital $1,300,000 of our 5% secured, convertible debentures. On April 8, 2005, we entered into an Amended and Restated Secured Debenture (the “Convertible Debenture”) in the amount of $1,335,424, representing the principal and interest due under the prior debentures as of such date. The Convertible Debenture’s conversion provision entitles Cornell Capital at any time, and from time to time, to convert up to 10% of the principal plus accrued interest into U.S. Helicopter’s $0.001 par value common stock, at a price of $0.20 per share. In the event of a default under the Convertible Debenture, Cornell Capital may convert up to 100% of all sums due and payable under the Convertible Debenture. To date, we have used the proceeds from these transactions for general working capital purposes and startup costs.
In addition, we entered into an Amended and Restated Standby Equity Distribution Agreement with Cornell Capital in April 2005 whereby we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of $11.0 million. For each share of common stock purchased under the SEDA, Cornell Capital will pay U.S. Helicopter 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Further, Cornell Capital will retain a fee of 5% of each advance under the SEDA. In connection with the SEDA, Cornell Capital received a commitment fee of 2,472,527 shares of our common stock.
In addition, on August 23, 2005, we received net proceeds of $190,000 from an additional financing transaction with Cornell Capital pursuant to the terms of a new Securities Purchase Agreement with Cornell Capital, whereby $220,000 of 5% secured convertible debentures were issued. Commencing January 1, 2006, we are required to make monthly payments of $40,000 until all amounts under the New Convertible Debenture are repaid in full. The New Convertible Debenture bears interest at 5% per annum and is secured by the Amended and Restated Security Agreement under identical terms as the Convertible Debenture. Up to 10% of all sums due and payable under the New Convertible Debenture may be converted at Cornell Capital’s option, into shares of our common stock at a price of $0.20 per share. All other material terms of the New Convertible Debenture are identical to the Convertible Debenture.
We are currently ramping up towards a targeted launch of service in the January 2006 time frame in New York City. The date of launch will be dependent upon a number of factors, including the availability of financing for new aircraft, receipt of critical federal, state and local licenses and permits and FAA and DOT certifications, hiring qualified senior technical/operations personnel, obtaining key contracts, alliances, and vendor relationships, as well as our ability to raise additional capital pursuant to this Offering and future financings. On November 2, 2005, we took delivery of our first helicopter pursuant to a lease dated as of November 1, 2005. We are also in discussions with a potential lessor to lease our additional helicopters in 2005 and 2006, with two helicopters to be delivered in 2005, along with an option for leases for additional helicopters in the future. There can be no guarantees, however, that an agreement can be reached with the lessor.
The executive offices of U.S. Helicopter are located at the 6 East River Piers, Suite 216, Downtown Manhattan Heliport, New York, New York 10004; telephone number 212-248-2002. Our operations base is located at 1000 Great Meadow Road, Suite 200, Sikorsky Memorial Airport, Stratford, Connecticut 06615; telephone number 203-378-2002.
Business Strategy
U.S. Helicopter was founded to provide the most efficient and cost effective alternative to existing transportation problems, by initiating scheduled “short-hop” helicopter service into and around metropolitan areas utilizing new, dual engine, dual pilot helicopters. We believe this type of service represents the future of transportation in major metropolitan areas. Currently there is no scheduled helicopter service in any of our targeted markets. The sole competition comes from surface-based transportation alternatives such as rail, bus, taxi, and limo allowing U.S. Helicopter to gain the “first mover” advantage in each of its target markets.
In addition to continued ground-based traffic congestion problems and delays, there have been significant increases in crowds and wait times associated with check-in and security at airports due to the terrorist attacks of September 11, 2001. Airlines have been trying to find new and better ways to attract business travelers back to flying. They have spent significant time and money figuring out ways to get passengers through this process in less time. U.S. Helicopter’s service will offer our passengers an alternative solution because we will provide check-in and full security screening at each heliport. After passengers are cleared for boarding our helicopter at the heliport (where crowds are significantly fewer than at major airports), they will be delivered by U.S. Helicopter to the secure side of their destination airport. The overall process time for passengers will be greatly reduced as they will move through security with just six to twelve people on their helicopter flight instead of the crowds of hundreds or thousands at the airport.

Roll-Out Plan
While there are numerous metropolitan areas throughout the world that currently need U.S. Helicopter’s service, management of U.S. Helicopter has made the decision to launch our service in New York City. New York is one of the country’s most densely populated metropolitan areas, with a highly congested ground-based transportation system. It is almost impossible to travel into, out of, and throughout the city without encountering major time-consuming traffic. New York has also reached its limit in infrastructure development because of the restriction on real estate due to the waterways surrounding the city. This traffic congestion problem has even spread to many of New York City’s access highways and throughout the northeast corridor, spanning from Boston to Washington DC. U.S. Helicopter has identified the need for a helicopter based transportation service, which would directly target several of the city’s high demand travel routes thereby alleviating some of the congestion.
Currently New York has the most developed helicopter infrastructure in the world with three strategically located public access heliports, a published and certified network of helicopter navigational routes, and a mayor who has expressed an understanding of helicopters and the value they offer corporations. Other cities such as Washington DC, Chicago and Los Angeles are not far behind. Management believes that by executing a strategy to provide the first scheduled helicopter service in each of its target markets, U.S. Helicopter will be able to leverage its first mover advantage to maintain a strong-hold in each market.
Getting from Manhattan to Kennedy, LaGuardia, or Newark Liberty airports can be inefficient from a travel time perspective, and in many cases, can take hours door to door. This is due to traffic congestion in the city as well as on each of the roadways that service the airports. This is especially true during peak flight hours, which happen to coincide with rush hour traffic. For each airport, peak flight times occur in the morning between 7:00 am and 10:00 am and in the afternoon between 3:00 pm and 7:00 pm. The cost of a corporate limo service to the airport can cost between $75 and $125 and take anywhere from 1 to 2 plus hours travel time. At an average flight time of 10 minutes and an initial fare between $135-155, U.S. Helicopter’s helicopter services will provide a quick and cost effective alternative to ground transportation. The Company’s travel time estimates are derived from a number of sources including travel data from the Port Authority of New York and New Jersey, surveys of business persons working and/or traveling to/from Manhattan via the airports, and management team experience. Recently, the Company confirmed helicopter travel times through actual flights conducted by United Technologies, an entity affiliated with Sikorsky Aircraft, on two separate occasions.
The highest demand in the New York City market is expected to come from the Downtown Wall Street and East 34th Street Heliports and from Kennedy and LaGuardia or Newark Liberty Airports. Each of these destinations currently supports the highest amount of traffic, making success at these locations the easiest to achieve. U.S. Helicopter’s initial service will support this high demand for scheduled helicopter service, and we believe will provide the quickest acceptance and commensurate growth rates. As our services gain acceptance, we intend to acquire additional aircraft and larger aircraft to support flights between each Manhattan heliport and all three major New York City airports.

The best way to demonstrate the time savings that U.S. Helicopter’s service will provide is to compare the total “Elapsed Time” that passengers would experience from the moment they step out of their front door until the time they reach their airport departure gate using each transportation alternative. This comparison is shown in the following table:
Elapsed Travel Time Comparison Sheet (1)

Average Travel Time
			Departure Zone to Destination		Travel Time	Total
Travel	Departure				Check-in &	Elapsed	US Helicopter
Method	Zone	Destination	in Manhattan	outside Manhattan	Security	Travel Time	Time Savings
Ground	Downtown	JFK	20 min	90 min	45 min	155 min	120 min
Ground	Downtown	EWR	15 min	75 min	45 min	135 min	100 min
Ground	Downtown	LGA	20 min	60 min	45 min	125 min	90 min
Helicopter	Downtown	All	10 min	10 min	15 min	35 min

Ground	East Side	JFK	15 min	90 min	45 min	150 min	110 min
Ground	East Side	EWR	25 min	75 min	45 min	145 min	105 min
Ground	East Side	LGA	15 min	60 min	45 min	120 min	80 min
Helicopter	East Side	All	15 min	10 min	15 min	40 min

Ground	West Side	JFK	25 min	90 min	45 min	160 min	115 min
Ground	West Side	EWR	15 min	75 min	45 min	135 min	90 min
Ground	West Side	LGA	25 min	60 min	45 min	130 min	85 min
Helicopter	West Side	All	20 min	10 min	15 min	45 min

(1)  The travel time estimates used in this table were taken from several different reliable sources. First, travel data from the Port Authority of New York and New Jersey was used to establish the existing methods of travel and the published elapsed time for each of those travel methods. This included the amount of time a passenger would have to plan to travel to/from each airport. Second, informal management surveys were taken of business persons working and/or traveling to/from Manhattan via the airports, which data correlated very well with Port Authority data. Third, the Company’s management team has thorough knowledge of the New York City area with respect to transportation and airline service, which was relied upon to separate the data into the different segments as shown in the above table. In addition, the Company has confirmed travel times through actual flights provided by United Technologies (an entity affiliated with Sikorsky Aircraft) on two recent occasions. In all scenarios, the elapsed time of ground based travel is significantly higher than that of the helicopter.

We anticipate that within approximately 12 months after launching our shuttle service in New York, we will have completed initiation of the Metro-hop Airport Shuttle Service in that market and established the platform for optimum development of our business model. We will then position the company for expansion into other markets both domestically and internationally. Management plans to enter three additional markets after the initial introduction of services in New York, within the five-year timeframe commencing in the third quarter of 2006. Washington DC, Chicago, and Los Angeles, along with New York represent the top four markets that we plan to service in the United States. The Washington DC, Chicago, and Los Angeles markets have been identified because they have transportation and congestion problems similar in scope to New York City’s.
We plan to acquire through lease or mortgage and put into service up to seven additional helicopters during our first year of flight operations commencing during the January 2006 timeframe. We received delivery of our initial aircraft on November 2, 2005 pursuant to a lease agreement dated November 1, 2005 for the lease of one Sikorsky S-76B Helicopter. The lease term is for three years with no renewals. At the time of entering into the lease, we paid the lessor the first month’s rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month during the Term beginning December 1, 2005 and continue during the Term.
We will need to secure approximately $21 million of helicopter debt/lease financing for our additional aircraft. We have also signed a term sheet on July 28, 2005 for the lease of the next three helicopters and a first right of refusal on the next ten helicopters. We have not completed the financing arrangements necessary for the leasing of these aircraft. Pursuant to the term sheet, we anticipate entering into a five-year lease with monthly payments. The lessor has proposed to pay or reimburse the Company for the cost of transporting the aircraft and all necessary maintenance and inspection work up to $200,000 per aircraft. The lessor will require a security deposit of two months of monthly rent at the time the lease is entered into. In addition, the Company will contract with the lessor for standard “power by the hour” (“PBH”) arrangements covering all major airframe and engine components and parts. The Company will be required to insure the aircraft hull value and passenger liability, and the lessor will have a right of first refusal for the next ten helicopters which must be offered at competitive market rates for rent and PBH charges.
We need to obtain financing in order to pay owners or the aircraft manufacturers for the acquisition of the helicopters that we will operate. In connection with these financing arrangements potential financers have advised us that they may require the aircraft manufacturer to provide financial and performance guarantees. We may be required to issue some combination of our common stock, options and/or warrants to one or more financiers for our additional helicopters. Notwithstanding a successful grant of our common stock, options and/or warrants, we may not be able to obtain the necessary helicopter financing on favorable terms and we may not be able to get our aircraft manufacturer to provide the necessary guarantees. We are in negotiations with a number of potential financing sources; however, there can be no assurance that a transaction with any of these lenders will be completed.

RISK FACTORS
WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.
RISKS RELATED TO OUR BUSINESS AND AVIATION INDUSTRY
We Need to Obtain Numerous Regulatory Permits, Certificates, Licenses, etc. from Governmental Authorities which We could Fail to Obtain or which could Take Longer or be More Costly To Obtain Than We Have Planned.
We are subject to a wide range of governmental regulation by U.S. Federal, regional, state and local governmental agencies. Our business will require permits, licenses, operating approvals, and various other authorizations by, among others, the following authorities:
•	U.S. Department of Transportation (“DOT”): We filed our application for a Certificate of Public Convenience and Necessity with the DOT on February 14, 2005. On October 17, 2005, we received an Order to Show Cause from the DOT, which permits us to commence promotion of our scheduled services. On November 1, 2005 we received a “Final Order” from the DOT. We expect to receive an “Effective” certificate from the DOT at around the same time as approval is received by the FAA, assuming our application is approved by the FAA.

•	U.S. Federal Aviation Administration (“FAA”): We filed a Pre-Application Statement of Intent with the FAA on February 14, 2005. On March 14, 2005, we filed a formal application with supporting manuals and documentation to obtain a FAR Part-135 Air Carrier Certificate. The FAA has conducted a conformity check of our first helicopter. We anticipate that the FAA will complete its review and render a final decision by approximately December 1, 2005.

•	U.S. Transportation Security Administration (“TSA”): We have been working with personnel of the TSA in Washington, D.C. and New York City to meet TSA guidelines for security operations at the New York City heliports in connection with TSA Part-1542 Airport/Heliport Facility policies and Part-1544 Air Carrier/Aircraft Operator regulations. On June 1, 2005, the TSA issued and approved our security plan under TSA Part-1544. The TSA has assigned a Principal Security Inspector to facilitate the TSA compliance process. We anticipate that the TSA will issue a final approval in concert with the FAA’s certification. Once approved, it is expected that the TSA will conduct all security procedures at the government’s expense at the Company’s locations.

•	U.S. Federal Communication Commission (“FCC”): We must obtain FCC approval to establish radio frequencies and communications between our operating helicopters and operations facilities. The Company is in the process of seeking all necessary FCC approvals.

•	U.S. Environmental Protection Agency and similar state and local authorities, primarily with respect to the use, discharge and disposal of hazardous materials at or from our maintenance and airport facilities.

•	Port Authority of New York and New Jersey: We have reached agreements with the Port Authority for operation locations and plans at JFK International Airport, LaGuardia Airport and Newark Liberty International Airport. We are currently in negotiations for an operating agreement and plans with the Port Authority at the Downtown Manhattan Heliport. We anticipate that all contractual agreements will be in place prior to our commencement of operations.
We do not have final certification, agreements and or contractual agreements in place that we need to commence the operations of our business. There can be no guarantee we will be able to obtain these agreements on a timely basis. There can be no guarantee we will obtain the agreement with the Port Authority for the Downtown Manhattan Heliport. There can also be no guarantee we will be able to obtain these agreements at the cost we anticipated. In addition, the timing of our receipt of formal approval by the FAA will be delayed until such time as we obtain at least one helicopter.
We Need to Obtain Equipment and Equipment Financing in a Compressed Timeframe with Limited Manpower and Limited Resources. We Could Fail. Certain Financiers May Require an Equity Position in Us in Exchange for Providing Financial and Performance Guarantees.
We plan to acquire through lease or mortgage and put into service up to seven additional helicopters during our first year of flight operations which we anticipate commencing during the January 2006 timeframe. To accomplish this we will need to secure approximately $21 million of helicopter debt/lease or mortgage financing. We will need approximately 45 days, after we obtain financing, to begin operations. We have entered into an aircraft lease for our first helicopter on November 1, 2005 and received delivery of the aircraft on November 2, 2005. We have signed a term sheet (see below); however, there can be no assurances that a transaction with this or any other potential sources will be completed at all, or on terms favorable to us. We need to obtain financing in order to pay the aircraft manufacturers or owners for the acquisition and/or construction of the helicopters that we will operate. In connection with these financing arrangements, there is a potential that we may require the aircraft manufacturer to provide financial and performance guarantees. In addition, potential financiers may require an equity position in us if such guarantees are required. We are in discussions with one major manufacturer who has indicated a willingness to provide financial guarantees to a financing source in exchange for the Company’s entering into a purchase agreement and provide pre-purchase deposits. Accordingly, we may be required to issue some combination of our common stock, options and/or warrants to one or more financiers for our helicopters. On July 28, 2005, we signed a term sheet with a potential lessor to lease our helicopters in 2005 and 2006, with the first helicopter to be delivered in November 2005 and the second in December 2005, along with an option for leases for additional helicopters in the future. Notwithstanding a successful grant of our common stock, options and/or warrants, we may not be able to obtain the necessary helicopter financing on favorable terms and we may not be able to get our aircraft manufacturer to provide the necessary guarantees.
We Have No Revenue from Operations and Must Raise Additional Capital To Finance Operations. Our Operations since Inception have not Generated a Profit.
We have no revenue from operations as of the date of this Prospectus and we have relied on and will continue to rely on significant external financing to fund our operations. To date our financing has come from the sale of $1.3 million of convertible debentures ($1.3 million funded to date), $6.25 million in private placement proceeds from the sale of our common stock, $0.3 million in private placement proceeds from the 2004 Private Placement and $11.0 million that is available to us under a standby equity distribution agreement (the “SEDA funds”). If we determine not to utilize any of the $11.0 million SEDA funds, we will need to raise at least $6.0 million in additional capital to finance operations through year-end 2005. Of this amount, we plan to apply $6.0 million to aircraft financing of which $5.8 million may be through the leasing of aircraft. To the extent we do draw on the SEDA funds to finance operations or lease the equipment described above, the aforementioned $6.0 million figure will decrease by the amount of such draws. On August 23, 2005, the Company received $220,000 in gross proceeds in additional short-term capital in the form of a new convertible debenture with Cornell Capital (the “New Convertible Debenture”). The New Convertible Debenture is repayable in six months, with monthly payments of $40,000 per month commencing January 1, 2006. We are obligated to register the shares issuable upon conversion of the New Convertible Debenture.
Our operations since inception in March 2003 have not generated a profit. We generated a net loss of ($17,865) during the period from inception in March 2003 to December 31, 2003, a net loss of ($549,961) during the twelve months ended December 31, 2004, a net loss of ($1,782,810) for the nine months ended September 30, 2005 and a net loss of ($2,350,636) during the period from inception through September 30, 2005.
We cannot assure you that financing, whether from external sources or related parties, will be available on favorable terms. Our inability to obtain adequate financing will result in the need to reduce or curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We may need to raise additional capital to fund our anticipated future expansion. No financing commitments for future capital needs have been obtained as of the date of this Prospectus, although discussions are being held.
We Need to Obtain Contracts for Operating and Landing Facilities.
In order to conduct our business, we must enter into operating/rental agreements with heliport facilities in New York City, the three major airports servicing the New York area, as well as with facilities of other cities as our operations expand into other target markets throughout the United States. We are currently in negotiations to secure operating agreements with the Port Authority of New York and New Jersey, which operates the Downtown Manhattan Heliport and the three major airports in the region. We have entered into an agreement with the FAA-Air Traffic

Control Manager for Kennedy, La Guardia and Newark/Liberty Airports. In addition, we must enter into an operating agreement with the East 34th Street Heliport which is currently owned by the City of New York and operated by MacQuery Aviation North America. A similar arrangement will be needed later in the first year of operations for the West 30th Street Heliport owned by the State of New York and operated by Air Pegasus. We will need to obtain a lease with the owner of the hangar facility in Bridgeport, Connecticut, where our aircraft will be stored, maintained and serviced. There can be no guarantee that we will be able to obtain such agreements.
We Need to Obtain Contracts with Major Airlines.
In order to conduct our business, we need to enter into contracts with major airlines regarding airport services and processing for our passengers, cross-marketing, airline interline and, in some cases, code sharing. We have entered into an Interline Agreement with American Airlines as of the date of this Prospectus. The Interline Agreement governs the procedures for passenger traffic handling and settlement of fees between the parties. We need to enter into a ground handling agreement with American Airlines, which is in an advanced stage of negotiations. There can be no assurance, however, that we will be able to obtain such agreement. If we are unsuccessful in obtaining such agreement, we may not be able to implement our business plan and, consequently, our ability to generate revenue and our business in general will be adversely affected.
The Air Transportation Industry has Changed Fundamentally since the Terrorist Attacks on September 11, 2001, and our Business, Financial Condition And Operating Results could be Materially Adversely Affected as a Result.
Since the terrorist attacks of September 11, 2001, the air transportation industry has experienced fundamental and lasting changes, including substantial revenue declines and cost increases, which have resulted in industry-wide liquidity issues. The terrorist attacks significantly reduced the demand for air travel, and additional terrorist activity involving the airline industry could have an equal or greater impact. Although global economic conditions have improved from their depressed levels after September 11, 2001, the airline industry has continued to experience a reduction in high-yield business travel and increased price sensitivity in customers’ purchasing behavior. In addition, aircraft fuel prices are at or near historically high levels. The airline industry has continued to add or restore capacity despite these conditions. We expect all of these conditions will continue.
Our Business is Dependent on the Availability and Price of Aircraft Fuel. Significant Disruptions in the Supply of Aircraft Fuel or Continued Periods of Historically High Fuel Costs Could Materially Adversely Affect our Operating Results.
Our operating results will be significantly impacted by changes in the availability and to a lesser extent by increases in the price of aircraft fuel. Fuel prices increased substantially in 2004 and 2005. Aircraft fuel prices remain at near historically high levels. Due to the competitive nature of the air transportation industry, we may not be able to pass on any increases in fuel prices to our customers by increasing our fares.

Political disruptions or wars involving oil-producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns, natural events such as hurricanes and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future.
Our Failure to Successfully Implement our Growth Strategy Could Harm our Business.
Our growth strategy involves an initial launch of our service, a gradual phase-in of expanded service in our first market, and expanding the number of markets served. Achieving our growth strategy is critical in order for our business to achieve economies of scale and to achieve profitability. Increasing the number of markets we serve depends on our ability to access suitable heliport and airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. Any condition that would deny, limit or delay our access to heliport and airports we seek to serve in the future will constrain our ability to grow. Opening new markets requires us to commit a substantial amount of resources, even before the new services commence. Expansion is also dependent upon our ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities as well as obtaining approval from the applicable regulatory agencies.
An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate our expanded facilities, or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy. We cannot assure you that we will be able to successfully establish new markets and our failure to do so could harm our business.
Expansion of our markets and services may also strain our existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support our operations, requiring us to make significant expenditures in these areas. We expect that we will need to develop further financial, operational and management controls, reporting systems and procedures to accommodate future growth. We cannot assure you that we will be able to develop these controls, systems or procedures on a timely basis, and the failure to do so could harm our business.
We Have an Absence of Operating History.
U.S. Helicopter is a start-up company. Our business plan is focused on entry into the regularly scheduled passenger helicopter industry. Our company has no operating history. This industry has been dormant in New York since the 1980s. Our efforts in this regard are recent and in varying stages of development. There can be no assurance that successful entry into the regularly scheduled passenger helicopter industry will occur or that we will be able to develop our business plan as a new line of business. Moreover, our lack of an operating history in the passenger helicopter industry makes it impossible to predict whether or not the company will operate profitably if it is able to enter such industry. While our management collectively possesses substantial experience in the aviation industry, and certain experience in taking start-up companies from formation to an operational stage, there can be no assurances that U.S.

Helicopter will be able to locate, hire and retain the necessary personnel to initiate, manage and operate the business, develop and implement necessary systems, obtain contracts and obtain financing as contemplated in our business plan.
Changes in our Governmental Authorizations, Permits or Certificates Could Adversely Impact our Business.
A modification, suspension or revocation of any of our authorizations, permits or certificates to be issued by the regulatory authorities having jurisdiction over us or institution of proceedings for non-compliance with the regulations of such authorities could adversely impact our business, once we have obtained the necessary approvals for our flight operations.
The Federal Aviation Administration requires each carrier to obtain an operating certificate and operations specifications authorizing the carrier to fly to specific airports using specified equipment. Several aspects of airline operations are subject to regulation or oversight by federal agencies other than the Department of Transportation and the Federal Aviation Administration, which may require changes to current operating procedures that could impact our future ongoing economic performance or operating performance.
The Air Transportation Industry is Subject to Extensive Government Regulation, and Changes in or New Regulations may Increase our Operating Costs.
Air carriers are subject to extensive regulatory and legal compliance requirements that result in significant costs. For instance, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that necessitate significant expenditures. We expect to continue incurring expenses to comply with the FAA’s regulations. In addition, Congress has passed laws in the past several years, and the DOT and the TSA have issued regulations relating to the operation of airlines that have required significant expenditures. We have not yet received approvals from these governmental agencies; however, we will be obligated to comply with the regulations established by these agencies if and when we do receive such authorizations.
Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of air transportation operations or reduce revenues. For example, the Aviation and Transportation Security Act, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per-ticket tax on passengers and a tax on airlines.
We expect to continue to incur expenses in connection with complying with government regulations. Federal agencies other than the FAA, DOT and TSA also govern other aspects of airline operations, which may require changes to current operating procedures and thereby impact our future economic or operating performance. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. We may not be able to increase our fares to pass these fees on to our customers. We cannot assure you that these and other laws or regulations enacted in the future will not harm our business.
Risk of Competition Could Impact our Growth Potential Within a Market or In Expansion Cities.
If our business is successful in the New York market, our success may prompt a helicopter operator (sightseeing or charter) to inaugurate scheduled service in New York or another city. Our projected passenger load factors in our first year of operations will be readily available to helicopter operators in cities across the US. Should potential competitors decide to start scheduled service, such providers could upgrade their operating certification with the FAA and DOT and potentially become operators of scheduled service within a minimal timeframe. Such a development could impact our operations or expansion timetable.
The Market we Anticipate for our Helicopter Service Might Not Develop or Take Longer to Develop or be More Costly to Develop than we Anticipate or the Market May be Unreceptive to our Service.
The New York market for our business has not been served on a scheduled basis since Pan Am or New York Airways offered scheduled helicopter service in the 1980s. The success of our passenger service in a market that was exited by all carriers in the 1980s cannot be guaranteed or accurately predicted. The number of potential passengers cannot be predicted with any degree of certainty and there can be no assurance that we will operate in a profitable manner.
Former helicopter operators exited the market for a number of reasons that included: higher maintenance costs on old helicopter technologies; lack of maintenance reliability; lack of subsidies; poor overall financial conditions of the operators and their accordant inability to support such an operation; lack of helicopter availability at affordable prices; poor schedule reliability; adverse publicity stemming from a helicopter accident on top of the Pan Am Building in New York City in 1977; less than adequate heliports and facilities; lack of back-up helicopters to support performance reliability; and lack of dedicated helicopter route networks to avoid inclement weather holding patterns with fixed wing aircraft. These prior operators operated in an era prior to helicopter GPS enabled navigation. Having such technology available would have allowed such operators to operate flights to and from New York City airports independent of the arrival and departure activities of fixed wing aircraft.
In January 2005, we received full approval from the FAA — Air Traffic Control for a series of helicopter-only Special Visual Flight (SVFR) routes between Manhattan and each of the three New York City-area airports. We developed these routes for use with the aircraft’s Global Positioning System (GPS) navigation system. Each route makes use of the helicopter’s flight capability, including hover-and-hold and low level of speed approaches, which fixed wing aircraft cannot do. By making use of the helicopter’s flexibility, we were able to develop these routes, which do not intersect or interfere with any of the active fixed wing flight routes at the airports, and thus are not subject to delays associated with the fixed wing flight patterns.

Interruptions or Disruptions in Service at One of our Hub Heliports and/or Hub Airports Could Have a Material Adverse Impact on our Operations.
Our business during our first year of flight operations will be heavily dependent on our operations at the Downtown Manhattan and East 34th Street Heliports and at Kennedy, Newark and LaGuardia airports. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities. A significant interruption or disruption in service at any of these airports could have a serious impact on our business, financial condition and operating results. We will have facility lease and operating agreements permitting us to use the landing facilities at the various heliports in our markets, however, the owners and operators of these heliports are subject to the risks inherent in their own businesses which could in turn adversely impact on us including the risks that the heliports could close, reduce operating hours or services, increase their fees, or be adversely affected by litigation or regulatory matters.
Helicopter Operations Involve Risk that may not be Covered by our Insurance or may Increase the Cost of our Insurance.
The operation of helicopters inherently involves a degree of risk. Hazards such as aircraft accidents (including mechanical failure, human error, and other causes), collisions, fire and adverse weather and marine conditions are part of the business of providing helicopter services and may result in personal injury, loss of life, damage to property and equipment and suspension or reduction of operations. Any loss of our liability insurance coverage, once obtained, or the loss, expropriation or confiscation of, or severe damage to, a material number of our helicopters could adversely affect our operations or financial condition. We cannot assure you that we will be able to maintain adequate insurance coverage in the future at commercially reasonable rates or that it will be available to us.
In addition, as a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Without governmental support, we will have to obtain insurance coverage commercially, which could have substantially less desirable coverage, may not be adequate or available to protect our risk of loss from future acts of terrorism and may result in a material increase to our operating expenses.
We are at Risk of Losses and Adverse Publicity Stemming from Any Accident Involving our Helicopters.
If one of our helicopters were to be involved in an accident, we could be exposed to significant tort liability. The insurance we plan to carry to cover damages arising from any accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving a helicopter that we operate could create a public perception that our helicopters are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our helicopters and harm our business.

Customers consider safety and reliability as primary concerns in selecting a provider of helicopter transportation services. If we fail to maintain a record of safety and reliability that is satisfactory to our customers, our ability to retain customers and attract new customers may be adversely affected.
Seasonality and other Factors Impact Demand for Air Travel.
Demand for air travel is affected by factors such as seasonality, economic conditions, war or the threat of war, fare levels and weather conditions. In addition, demand for air travel at particular airlines may be impacted from time to time by, among other things, actual or threatened disruptions to operations due to labor issues. Due to these and other factors, operating results for an interim period are not necessarily indicative of operating results for an entire year.
We will have a Significant Amount of Debt and Fixed Obligations which could Harm Our Ability to Meet our Growth Strategy and Impair our Ability to Service our Fixed Obligations.
We will have a significant amount of fixed obligations under leases/mortgages related to our aircraft, heliport space, airport terminal space, other facilities and office space. Our debt and fixed obligations could:
•	impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;

•	divert substantial cash flow from our operations and expansion plans in order to service our fixed obligations;

•	require us to incur significantly more interest or rent expense than we currently do; and

•	place us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.
Our ability to make scheduled payments on our debt and fixed obligations will depend on our future operating performance and cash flow, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow from our operations to pay our debt and fixed obligations as they become due, and our failure to do so could harm our business. If we are unable to make payments on our debt and fixed obligations, we could be forced to renegotiate those obligations or obtain additional equity or debt financing. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy. We cannot assure you that our efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.

Our Maintenance Costs will Increase as our Fleet Ages.
While we have not yet acquired any aircraft, history has shown that maintenance costs will increase over time. We will incur lower maintenance expenses during the first few years of operations. As equipment ages, the cost to maintain it naturally increases. For example, it costs more to maintain an aircraft that is 15 to 20 years old than one that is five years old. In addition, the costs of maintenance increase each year due to increases in parts prices from manufacturers and increases in labor rates for mechanics. Ongoing manufacturer and FAA directives also increase maintenance costs. We are negotiating multi-year maintenance contracts which anticipate cost increases of approximately four percent per year. Our maintenance costs will increase both on an absolute basis and as a percentage of our operating expenses, as our fleet ages.
If We are Unable to Attract and Retain Qualified Personnel at Reasonable Costs or Fail to Maintain our Company Culture, our Business Could be Harmed.
Our business plan is labor intensive, with labor costs representing a significant percentage of our anticipated operating expenses. We expect salaries, wages and benefits to increase on a gross basis and these costs could increase as a percentage of our overall costs. Since we will compete against the major U.S. airlines and other helicopter operators for pilots, mechanics and other skilled labor and many of them offer wage and benefit packages that will exceed ours, we may be required to increase wages and/or benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees at a reasonable cost, our business could be harmed and we may be unable to complete our expansion plans.
Our Failure to Successfully take Delivery of, Place into Service and Integrate into our Operations the Aircraft we Intend to Lease/Purchase could Harm our Business.
We have received our initial aircraft on November 2, 2005. We plan to take delivery of seven additional aircraft for a total of eight over the first 12 months as follows:
November 2, 2005: Received Delivery of one S76B aircraft
November 25, 2005: Delivery of one S76B aircraft
December 14, 2005: Delivery of one S76B aircraft
February 15, 2005: Delivery of two S76B aircraft
May 15, 2006: Delivery of three S76B aircraft
The above dates represent the anticipated delivery to us. The aircraft will require modifications to bring them to our standards, which we estimate will take from 30 to 45 days per aircraft. These acquisitions would require financing in the amount of $21.0 million. Acquisition of aircraft involves a variety of risks relating to its ability to be successfully placed into service, including:
•	difficulties or delays in obtaining the necessary certification from aviation regulatory authorities and validation from the FAA as to the aircraft’s airworthiness;

•	delays in meeting the aircraft delivery schedule;

•	difficulties in obtaining financing on acceptable terms; and

•	inability of the aircraft and all of its components to comply with agreed upon specifications and performance standards.
In addition, we also face risks in integrating this aircraft into our infrastructure and operations, including, among other things, the costs, resources and time needed to hire and train pilots, technicians and other skilled support personnel. Our failure to successfully take delivery of, place into service and integrate into our operations our new aircraft could harm our business.
We will Rely on Maintaining a High Daily Aircraft Utilization Rate to Keep our Costs Low, which Makes us Especially Vulnerable to Delays.
One of our key competitive strengths will be maintaining a high daily aircraft utilization rate, which is the amount of time that our aircraft will spend in the air carrying passengers. High daily aircraft utilization will allow us to generate more revenue from our aircraft and will be achieved in part by reducing turnaround times at heliports and airports so we can fly more hours on average in a day. The expansion of our business to include new markets and destinations, more frequent flights on current routes and expanded facilities could increase the risk of delays. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.
Our Business is Highly Dependent on the New York Market and Increases in Competition or a Reduction in Demand for Air Travel in this Market would Harm our Business.
Our plan for market entry contemplates phased-in growth focused on adding flights in New York City at the Downtown Manhattan Heliport, East 34th Street Heliport and the West 30th Street Heliport following our initial launch of New York service out of the Downtown Manhattan and East 34th Street Heliports.
Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of the city, additional terrorist attacks, security concerns or significant price increases linked to increases in airport access costs and fees imposed on passengers.

We May be Subject to Unionization, Work Stoppages, Slowdowns or Increased Labor Costs.
Unlike most airlines, we have a non-union workforce. Not all established airlines are unionized, such as JetBlue Airways. Without extraordinary efforts between management and all levels of employees to provide consistent two-way communications, employees have a tendency to seek union representation so that their needs and quality of life issues are being addressed.
Startup to mid-size airlines are less likely to be unionized primarily because of two main factors: (1) such companies are more capable than larger airlines of properly managing communications between management and employees and attend to quality of life issues; and (2) employee groups remain comparatively small, which makes union representation less economically beneficial from the standpoint of both the employee groups and the applicable unions.
We do not anticipate that our employees will seek union representation because we maintain a philosophy of open communication and integrity, and we anticipate having a comparatively small number of employees during our first few years of operations. However, there can be no assurances that once we hire more employees, any of our different employee groups will not unionize and require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to reach agreement on terms of their collective bargaining agreement, or if we were to experience widespread employee dissatisfaction, we could be subject to difficulties encountered by other air carriers such as work slowdowns or stoppages. In addition, we may be subject to disruption by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operation and could harm our business.
Our Results of Operations will Depend in part on Factors Beyond our Immediate Control, such as the Price of Fuel, Weather and Seasonality.
We expect our quarterly operating results to fluctuate due to changes in aircraft fuel and security costs as well as to the timing and amount of maintenance and advertising expenditures. Seasonality will also impact our operations. We are susceptible to adverse weather conditions, including snow storms and hurricanes, as a result of our operations being concentrated on the East Coast. As we enter new markets, we could be subject to additional seasonal variations along with any potential competitive responses to our entry. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible that in any future quarter our operating results could be below the expectations of investors and any published reports or analyses regarding U.S. Helicopter. In that event, the price of our common stock could decline, perhaps substantially.
We are Subject to the Risks of Having a Limited Number of Suppliers for our Aircraft and Engines.
One of the elements of our business strategy is to operate only one general type of aircraft equipped with one or possibly two types of engines. Our dependence on a single type of aircraft and engine for all of our flights makes us particularly vulnerable to any problems associated with the manufacturer’s airframe and engines, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Even though a single-manufacturer fleet is easier and more cost effective to maintain since employees will only have to be trained to service one type of engine, a more diversified fleet would make us better positioned than we will be to manage such events.
We Rely Heavily on Automated Systems to Operate our Business and Any Failure of These Systems could Harm our Business.
We will depend on automated systems to operate our business, including a computerized reservation system, a telecommunication systems and a website. Our website and reservation system must be able to accommodate a substantial volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and could cause customers dissatisfaction. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business.
Our Business could be Harmed if We Lose the Service of our Key Personnel.
Our business depends upon the efforts of our Chief Executive Officer, John G. Murphy, and Chief Operating Officer, Terence O. Dennison and a number of management and operating personnel. We do not maintain key-man life insurance on Messrs. Murphy and Dennison. The loss of the services of any of these executives could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.
Other Companies may have Difficulty Acquiring Us, Even if Doing So would Benefit our Stockholders, due to Provisions under our Corporate Charter and Bylaws, as well as Delaware Law.
Provisions in our amended certificate of incorporation, our bylaws, and under Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:
•	advance notification procedures for matters to be brought before stockholder meetings;

•	a limitation on who may call stockholder meetings; and

•	the ability of our board of directors to issue up to 5,000,000 shares of preferred stock without a stockholder vote.
We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any “interested stockholder”, meaning generally that a stockholder who beneficially owns more than 15% of our stock cannot acquire us for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors. In addition, United States laws and the regulations of the DOT will require that United States citizens must effectively control us. As a result, our president and at least two-thirds of our board of directors must be United States citizens and not more than 24.9% of our voting stock may be owned by non-U.S. citizens (although subject to DOT approval, the percent of foreign economic ownership may be as high as 49%). Any of these restrictions could have the effect of delaying or preventing a change in control.
We may be Unable to Protect our Intellectual Property Against Unauthorized Use by Third Parties.
Our success and ability to compete depends in part upon our proprietary rights and intellectual property. We have no registered trademarks; however, we filed a Federal trademark application on February 3, 2005 for the name “US Helicopter”. Even if we are successful in registering “US Helicopter” as a trademark, existing laws afford only limited protection for our intellectual property. Despite our efforts to protect our intellectual property, a third party could utilize our corporate name without authorization. Our means of protecting our proprietary rights may not be adequate and our competitors may use our corporate name to our disadvantage. If we are unable to adequately protect our intellectual property or become subject to intellectual property infringement claims, we could incur costly and time-consuming litigation.
If We were to Determine that our Aircraft, Parts or Inventory were Impaired, it would have a Significant Adverse Effect on our Operating Results.
We plan to periodically perform impairment reviews in order to determine whether we need to reduce the carrying value of our aircraft and related assets with a related charge to earnings. In addition to the fact that the value of our fleet will decline as it ages, the potential for industry excess capacity could evolve and other factors beyond our control, may further contribute to the decline of the fair market value of our aircraft and related parts and inventory. If such an impairment does occur, Statement of Financial Accounting Standards No. 144 (“FAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, would require us to write down these assets to their estimated fair market value through a charge to earnings. A significant charge to earnings would adversely affect our financial condition and operating results.
Because the Airline Industry is Characterized by Low Gross Profit Margins and High Fixed Costs, a Minor Shortfall from Expected Revenue could have a Significant Impact on Earnings.
The airline industry as a whole, and scheduled service in particular, are characterized by low gross profit margins and high fixed costs. Fixed costs include, but are not limited to, aircraft, facilities, flight crews, fuel and customer service staff. Existing shuttle services between cities provided by established airlines such as Delta and US Air have demonstrated a broad range of occupancy on their flights based on the time of day.

Shuttle service airlines believe the marketing benefits of operating hourly flights provide an airline with the maximum potential of revenue recognition. However, the fixed costs of dedicating specific resources do not vary significantly with the number of passengers carried. Therefore, the risk of a relatively small change in the number of passengers, or in fare pricing, or traffic mix could, in the aggregate, have a significant effect on operating and financial results.
We Will Need to Secure Agreements with Credit Card Companies and Processors.
We expect a significant percentage of our direct customer sales to be purchased with one of the major credit cards, such as American Express, Visa or MasterCard. As of the date of this Prospectus, we have an agreement in place with American Express to process transactions from customers who use American Express cards, and we do not have an agreement with a Visa/MasterCard processor. As a startup operation, it is likely that the Visa/MasterCard processor will require us to post deposits to cover unused ticket liabilities.
We May Need Agreements with a Clearinghouse Settlement Plan.
If we enter into an agreement with an airline that requires it, we may need agreements with one of several airline clearinghouses to facilitate the processing of our tickets issued by such airline on their ticket stock and paid to such airline for travel provided by us. If we fail to obtain such an agreement, our overall ticket sales may be adversely affected, since the vast majority of our passengers will be traveling to an airport to make a connecting flight. An airline clearinghouse agreement will facilitate ticket purchases with passengers who buy tickets for an airline on the airline’s website. There can be no assurance these agreements will be reached or what deposits may be required by the clearinghouses.
Significant Foreign Ownership may Affect our Ability to Retain our Air Carrier Certificate and will Constitute a Default under our Loan Agreements.
Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the President and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. “Voting interest” is represented by direct ownership of our common stock. If we are unable to satisfy these requirements, our operating authority from the Department of Transportation may be revoked. Because we are unable to control the transfer of our stock, we are unable to assure that we can remain in compliance with these requirements in the future. In October, 2005, we amended our Bylaws to provide for the automatic suspension of voting rights of foreign stockholders who hold shares of our common stock in excess of 24.99% of the issued and outstanding shares of our common stock. We may in the future seek to adopt additional measures that will provide some protection against a foreign person acquiring more than a 25% voting interest. Such could require stockholder approval and there is no assurance that such approval can be obtained.

We will be Dependent on Third Party Suppliers for Helicopter Parts and Components.
Frequent maintenance will be required for our aircraft, and maintenance costs will likely comprise a significant portion of our operating costs. Failure or significant delay by potential vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on our operations. If we are dependent on a small number of suppliers for helicopter parts, we may also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends.
Our Common Stock May be Affected by Limited Trading Volume and May Fluctuate Significantly.
There is no public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock may experience in the future significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.
Our Common Stock is Deemed to be “Penny Stock,” which May Make it More Difficult for Investors to Sell their Shares due to Suitability Requirements.
Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:
•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•	In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.
Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

RISKS RELATED TO CORNELL CAPITAL FINANCING
We are party to certain agreements with Cornell Capital relating to the issuance of approximately $1.52 million in convertible debentures and the sale of up to $11.0 million worth of our common stock. Investors should be aware that there are certain risks and uncertainties associated with such agreements. Accordingly, in addition to the following, investors are encouraged to review the Risk Factors set forth in the Company’s Rule 424(b)(3) Prospectus filed with the Securities and Exchange Commission on September 20, 2005 for further information.
The Convertible Debentures and the SEDA Contain Certain Covenants Prohibiting Us from Raising Capital at Less than the Market Price or Pledging Assets to Other Lenders.
In addition to the Convertible Debenture, the Company has entered into a Standby Equity Distribution Agreement with Cornell Capital on August 4, 2004, which was amended and restated on April 8, 2005 (the “SEDA”). The SEDA and Convertible Debenture contain covenants that restrict the following activities:
•	Raising capital from the sale of stock or other securities convertible into stock at a price less than the market price of U.S. Helicopter’s common stock on the date of issuance; or

•	Granting a security interest in U.S. Helicopter’s assets, which security interest may be needed in order to obtain borrowings or capital from a lender, except that the secured party is obligated to subordinate the priority of its security interest under certain circumstances.
The existence of these covenants may severely limit U.S. Helicopter’s ability to borrow money or raise capital from the sale of stock or convertible securities because any potential lender will likely require collateral in the form of a security interest on U.S. Helicopter’s assets to secure a loan and purchasers of our stock or convertible securities may want to pay a discount to the market price of our stock.
Cornell Capital Could Acquire a Significant Amount of Our Common Stock and, if it Does So, Could Exercise Significant Influence Over Us.
Cornell Capital currently owns 1,674,936 shares of common stock and, based upon the conversion rights under the Convertible Debentures, could acquire up to 21.52% of our common stock. The acquisition of such interest would be dependent upon the occurrence of an event of default under the Convertible Debentures and a waiver of Cornell Capital’s restriction on owning more than 9.99% of our issued and outstanding common stock. If Cornell Capital acquired such 21.52% of our common stock, it could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of Cornell Capital may differ from the interests of other stockholders.

There may be No Remaining Proceeds for Stockholders in the Event of Our Dissolution.
In the event of our dissolution, the proceeds from the liquidation of our assets, if any, will be first used to satisfy the claims of creditors. Only after all outstanding debts are satisfied will the remaining proceeds, if any, be distributed to our stockholders. Accordingly, the ability of any investor to recover all or any portion of an investment in our securities under such circumstances will depend on the amount of funds so realized and claims to be satisfied therefrom.

If We Default under the Convertible Debentures, Cornell Capital may Convert All Amounts Due into Shares of Our Common Stock.
Cornell Capital is restricted from converting more than 10% of all amounts due and owing under the Convertible Debentures into shares of our common stock. In the event of a default under the terms of the Convertible Debentures, however, Cornell Capital may convert all amounts due and owing thereunder without regard to the 10% restriction and may sell or transfer any such shares without any contractual restriction whatsoever. The issuance of shares pursuant to the Convertible Debentures under such circumstances and the subsequent sale could lower the market price of our common stock.
The August 2004 Convertible Debenture Requires Us to Pay 10% of the Gross Proceeds to be Received Pursuant to Advances Under the SEDA Until January 1, 2006.
The terms of the Convertible Debenture issued in August 2004 require us to remit to Cornell Capital 10% of each advance received pursuant to the SEDA until January 1, 2006, which amounts will be applied against the amounts due and owing under the Convertible Debenture. To the extent that we will be in a position to draw upon the funds available under the SEDA prior to January 1, 2006, this mandatory prepayment provision could divert financial resources from other of our critical needs at the time that the SEDA is drawn upon.
Existing Shareholders will Experience Significant Dilution from our Sale of Shares under the Standby Equity Distribution Agreement.
The sale of shares pursuant to the Standby Equity Distribution Agreement will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution. We are obligated to file a registration statement for the shares issuable pursuant to the SEDA.
The Investor under the Amended and Restated Standby Equity Distribution Agreement Will Pay One Percent Less than the Then-Prevailing Market Price of our Common Stock.
The common stock to be issued under the Amended and Restated Standby Equity Distribution Agreement will be issued at a 1% discount to the volume weighted average price for the 5 days immediately following the notice date of an advance. These discounted sales could cause the price of our common stock to decline.
The Sale of our Stock under our Standby Equity Distribution Agreement could Encourage Short Sales by Third Parties, which could Contribute to the Future Decline of our Stock Price.
The significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the Standby Equity Distribution Agreement could encourage short sales by third parties. In a short sale, a prospective seller borrows stock from a shareholder or broker and sells the borrowed stock. The prospective seller hopes that the stock price will decline, at which time the seller can purchase shares at a lower price to repay the lender. The seller profits when the stock price declines because it is purchasing shares at a price lower than the sale price of the borrowed stock. Such sales could place further downward pressure on the price of our common stock by increasing the number of shares being sold.

Restrictions Under the Convertible Debenture and the SEDA Could Significantly Limit Our Ability to Access Funds Under the SEDA.
We are prohibited from issuing shares to Cornell Capital upon conversion of the Convertible Debenture or pursuant to the SEDA which would result in Cornell Capital holding in excess of 9.99% and 9.9%, respectively, of our issued and outstanding common stock. Pursuant to the terms of the Convertible Debenture, this restriction may only be waived by Cornell Capital either in its sole discretion with 60 days’ notice or without notice upon an event of default. This limitation does not apply to an automatic conversion of any and all amounts remaining due and payable under the Convertible Debenture on August 4, 2006. This restriction may significantly limit and delay our ability to access funds under the SEDA and, accordingly, may affect our ability to implement our business plan.
ITEM 3. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the third quarter of fiscal 2005 or subsequent to the date of the evaluation by its management thereof.

PART II.
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS; USE OF PROCEEDS FROM REGISTERED SECURITIES
(a) Convertible Note Purchase Agreement
On October 20, 2005, we entered into a non-binding term sheet with Portfolio Lenders II, LLC, pursuant to which Portfolio Lenders II, LLC agreed to purchase up to $500,000 in principal amount of convertible notes. On October 26, 2005, we entered into the definitive Convertible Note Purchase Agreement with Portfolio Lenders II, LLC, pursuant to which we issued $250,000 in principal amount of convertible notes. We also issued to the investor a warrant to purchase up to 100,000 shares of our common stock as an inducement to enter into the transaction. We may issue to the investor up to an additional $250,000 in principal amount of convertible notes at one or more additional closings up to and including November 30, 2005.
The notes accrue interest at the rate of 15% per annum, of which 120 days worth of interest was paid in advance on the closing date. An additional $12,500 origination fee was also paid to the investor at closing. No points will be paid to this investor if an additional $250,000 of convertible notes are purchased. Interest at the rate of 20% per annum is payable upon the occurrence of an event of default under the notes.
The notes, together with accrued and unpaid interest, are convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.50 per share. In the event that the investor purchases an additional $250,000 of notes, such $250,000 worth of notes would be convertible into shares of our common stock of a conversion price equal to $0.75 per share. The notes are to be repaid to the extent of $150,000 within two business days of the closing date of an equity investment in us of at least $2 million. The balance is to be repaid on the earliest of (1) two business days after the closing date of an equity investment in us of at least $2 million by a second investor, (2) the date we draw down our first advance under our Amended and Restated Standby Equity Distribution Agreement with Cornell Capital Partners, LP and (3) 120 days from the closing date. This investor has agreed to extend the maturity date of the convertible note until November 30, 2005 and may consider an additional extension at such time.
The proceeds of this financing were used for a deposit on the Company’s first helicopter and general working capital purposes.
The warrant is exercisable to purchase up to 100,000 shares of our common stock at an exercise price of $0.50 per share for a period of five years from its date of issuance. We have agreed to issue an additional warrant to purchase up to 100,000 shares of our common stock with identical terms and conditions if the investor purchases an additional $250,000 of convertible notes.

We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable upon conversion of the notes and exercise of the warrant within 45 days of the closing date and to use our best efforts to have such registration statement declared effective no later that 180 days after it is filed.
Issuance of the securities sold was exempt from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The securities were sold to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.
No commissions were paid to broker-dealers in connection with this transaction.
(b) Private Placement of Common Stock
On October 26, 2005, we entered into a Common Stock Purchase Agreement with International Financial Advisors, K.S.C. pursuant to which, on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million. We also issued to this investor on November 1, 2005 a warrant to purchase up to 750,000 shares of our common stock. The warrant is exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance.
The Common Stock Purchase Agreement provides the investor with (1) the right to participate in future equity or debt securities offerings conducted by us for a period of two years so long as the investor holds at least five percent of our outstanding common stock and (2) the exclusive right to develop with us a joint venture, partnership or any other commercial arrangement involving the establishment of aviation operations in the Middle East (as defined in the agreement) for a period of three years. We also agreed to appoint Christopher D. Brady to our Board of Directors pursuant to the Common Stock Purchase Agreement effective on the closing date.
On October 26, 2005, we also entered into separate Common Stock Purchase Agreements with four individual investors pursuant to which we agreed to issue an aggregate of 250,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $250,000.
We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issued and issuable upon exercise of the warrants within 45 days of the respective closing dates and to use our best efforts to have such registration statement declared effective no later than 180 days after it is filed.
We intend to use the proceeds from these transactions for general working capital purposes, for additional deposits for helicopters and to satisfy certain past due obligations.
Issuance of the securities sold was exempt from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The common stock and warrants were sold to five accredited investors in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.
Commissions of $325,000 in cash and warrants to purchase up to 162,500 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance are payable in connection with this financing. Of these commissions, a total of $162,500 in cash and warrants to purchase 162,500 shares are payable to broker dealers.
(c) Private Placement of Common Stock
On October 26, 2005, we entered into a Common Stock Purchase Agreement with Samama Global Corporation pursuant to which on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million.
We also agreed pursuant to the Common Stock Purchase Agreement to appoint to our Board of Directors a nominee of the investor, subject to our agreement not to be unreasonably withheld. The investor also agreed that the investor’s voting rights may be automatically suspended as to any shares held by the investor which exceed an aggregate of 24.99% of our outstanding voting securities when taken together with shares held by all other non-U.S. citizens.
We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issued within 45 days of the closing date and to use our best efforts to have such registration statement declared effective no later than 180 days after it is filed.
We intend to use the proceeds from this financing for general working capital purposes, for additional deposits for helicopters and to satisfy certain past due obligations.
Issuance of the securities sold was exempt from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The common stock was sold to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.
Commissions of $300,000 in cash and warrants to purchase up to 150,000 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance will be payable in connection with this financing. Of these commissions, a total of $150,000 in cash and the warrants to purchase 150,000 shares are payable to broker dealers.
On August 23, 2005, we entered into a new Securities Purchase Agreement with Cornell Capital Partners, LP (“Cornell Capital”), whereby $220,000 of 5% secured convertible debentures (the “New Convertible Debenture”) were issued. On August 23, 2005, we received net proceeds of $190,000 after payment of certain expenses in the amount of $30,000. Commencing January 1, 2006, we are required to make monthly payments of $40,000 until all amounts under the New Convertible Debenture are repaid in full. The New Convertible Debenture bears interest at 5% per annum and is secured by an Amended and Restated Security Agreement under identical terms as a previous Convertible Debenture issued to Cornell Capital in the principal amount of $1,335,424 (the “Convertible Debenture”). Up to 10% of all sums due and payable under the

New Convertible Debenture may be converted at Cornell Capital’s option, into shares of our common stock at a price of $0.20 per share. All other material terms of the New Convertible Debenture are identical to the Convertible Debenture. We intend to file a registration statement with respect to the shares issuable upon conversion of the New Convertible Debenture in November, 2005.
All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of U.S. Helicopter or executive officers of U.S. Helicopter, and transfer was restricted by U.S. Helicopter in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.
(d) Registration Statement Declared Effective on September 2, 2005
The following information is provided in accordance with Rule 701(f) regarding Use of Proceeds of a registration in effect during the quarter being reported on:
On September 2, 2005, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission, file number 333-124262 (the “Registration Statement”). Pursuant to the Registration Statement, we registered a maximum of 10,590,553 shares of our common stock for sale to the public on behalf of certain selling shareholders. The offering price was $0.75 per share.
Between September 2, 2005 (commencement date of offering) and September 30, 2005, we did not receive any offering proceeds as the offering was conducted only on behalf of the selling shareholders described in the Registration Statement.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.4	Amended & Restated Bylaws+

10.1	Helicopter Lease Agreement dated as of November 1, 2005+ (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.2	Employment Agreement between U.S. Helicopter Corporation and John Fagan dated September 16, 2005

10.3	Convertible Note Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Portfolio Lenders II, LLC+

10.4	Convertible Promissory Note in the amount of $250,000 dated October 26, 2005 payable to Portfolio Lenders II, LLC+

10.5	Warrant to Purchase up to 100,000 shares of Common Stock issued to Portfolio Lenders II, LLC+

10.6	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and International Financial Advisors, K.S.C. (exhibits and schedules omitted)+

10.7	Warrant to Purchase up to 750,000 shares of Common Stock issued to International Financial Advisors, K.S.C.+

10.8	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Ahmad Abdulwahab Al-Nakib (exhibits and schedules omitted)+

10.9	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Abdulwahab A. Al-Nakib (exhibits and schedules omitted)+

10.10	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Peter Londa (exhibits and schedules omitted)+

10.11	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Khaled Magdy El-Marsafy (exhibits and schedules omitted)+

10.12	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Samama Global Corporation (exhibits and schedules omitted)+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

+	Exhibit filed herewith in this Report.

(b)	Reports on Form 8K. During the quarter ended September 30, 2005, the Company filed the following Reports on Form 8-K:

None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. HELICOPTER CORPORATION

Date: November 14, 2005	BY:	/s/ John G. Murphy
John G. Murphy
Chief Executive Officer and President
(Principal Executive Officer)

	BY:	/s/ George J. Mehm, Jr.
George J. Mehm, Jr.
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)