Form 10KSB
period 2005-12-31
U.S. Helicopter CORP
filed 2006-03-30
CIK 1309140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

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

Securities registered under Section 12(b) of the Exchange Act: NONE.
Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE, $0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

State issuer’s revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Approximately $510,057 as of March 15, 2006. The aggregate market value was based upon the value of U.S. Helicopter Corporation common stock, which was $0.20.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 15, 2006, 30,795,723 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☑

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our services, future demand for our services, general economic conditions, government regulation, competition and potential competitors’ strategies, technological innovations in the helicopter industry, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

Forward-looking statements are based on management’s current views and assumptions and involve unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements. These risks include, but are not limited to, the risks set forth under the caption “Risk Factors.”

Information included or incorporated by reference in this report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

U.S. Helicopter Corporation (“U.S. Helicopter”, the “Company”, “we” or “us”) is a Delaware Corporation that was formed on March 4, 2003. We believe the timing is favorable, particularly in light of traffic congestion problems affecting many of the nation’s highways serving major metropolitan areas during peak traffic hours (especially direct and connecting routes to major airports where gridlock has become the norm), to introduce our new Metro-hop Airport Shuttle Service. Our MASS service will provide regular, scheduled passenger helicopter service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. We estimate that there are annually over 29 million air passengers traveling in and out of Manhattan who could utilize a regularly scheduled helicopter service to access major airports, when it becomes available.

Our principal target market is the business traveler who, we believe, will be willing to pay fares between $139 and $159. Individual travelers will purchase tickets at the higher price range. Large corporate travel Management companies or corporations will purchase volume sales, which will be negotiated at a “per-ticket-price” at the lower price range and will be based upon large ticket commitments. Our approximate 8-minute regularly scheduled U.S. Helicopter flight from Manhattan to Kennedy Airport will stand in contrast to paying $850 to $2,770 for the same flight offered by a charter helicopter service or paying fares from $75-$125 plus tolls and tips for 65-125 minutes of travel time (or longer) via taxi or limousine airport ride. While our service will be available to the general public including corporate CEOs and affluent leisure travelers, we believe our service will have the greatest appeal to the segment of the business traveler market (like managers, directors, etc.) who use town car/executive car services, limos or taxi transportation, travel 2-3 times per month and recognize the true time-saving value offered via helicopter. We believe our service will be highly attractive (for personal reasons as well as business reasons) compared to ground-based travel when the helicopter connection is reasonably and moderately priced in the range that U.S. Helicopter expects to offer and achieve.

We intend to introduce our MASS service initially in the Metro New York City market with service between John F. Kennedy, Newark Liberty, and La Guardia Airports and the Downtown Manhattan, East 34th Street, and West 30th Street Heliports. Our flight operations commenced on March 27, 2006 between the Downtown Manhattan Heliport and Kennedy Airport. Subsequently we intend to introduce our airport shuttle service in the metropolitan Washington DC, Chicago and Los Angeles markets, with further expansion into other major U.S. metro-markets. The number of passengers who originate or terminate their travel from within close proximity to one of these cities’ heliports is estimated at over 200 million annually, 63 million of which originate or terminate in the New York City and surrounding market areas alone.

Many of the same factors (population growth, economic expansion and airline deregulation), which drove the growth in air passenger travel during the years since 1975, are also responsible for the demand which currently exists for reliable, scheduled “Metro-hop” airport shuttle services. Even so, as traffic congestion intensified and systemic gridlock became the norm (while corporate charter helicopter usage expanded), the demand for scheduled helicopter services to and from airports to serve the general public, especially regular business travelers, has remained largely ignored and un-served in the United States.

U.S. Helicopter believes that there is significant unfulfilled demand for scheduled, “Metro-Hop” airport helicopter shuttle services in the U.S., especially in its initial target market comprised of the New York City metropolitan area. This demand has been largely unfulfilled since the late 1970s, when New York Airways’ scheduled helicopter service carried over 400,000 passengers annually. During this period the market size was approximately 35 million passengers as compared to today’s, where the market size has grown to over 96 million passengers.

Due to significant growth in many U.S. cities, the need for ground-based infrastructure servicing metropolitan areas, and roadways servicing major airports in particular, has outpaced capacity. Only so many subways, bus lines, and taxi routes can be added to service these high demand routes before each city runs out of space and capability. Adding more limousine and taxi services will not help the situation either because the bottleneck is in the infrastructure itself. U.S. Helicopter believes that the future of transportation for short distances into and out of these densely populated urban areas is by helicopter. By using the unique vertical take off and landing capabilities of the helicopter, passengers will be able to travel through the city and to local destinations without suffering through hours of gridlock. People will be able to quickly travel across town, to the local airport, or to a neighboring city in minutes instead of hours.

Development of the Company to Date

U.S. Helicopter is a development stage company. The Company maintains its operations headquarters at Sikorsky Memorial Airport in Stratford, Connecticut, and its principal executive offices are located at the Downtown Manhattan Heliport in New York City. To date, the Company has assembled a management team with experience in a variety of positions in the aviation industry. The Company has received authorizations needed to commence flight operations from the FAA, DOT and TSA. We have finalized operating agreements with the Port Authority of New York and New Jersey (the “Port Authority”) for its flight operations at the Downtown Manhattan Heliport and Kennedy Airport. We will need to finalize an agreement with the Port Authority at LaGuardia and Newark Liberty Airports prior to beginning operations at those airports.

The Company has entered into an Interline Agreement with American Airlines regarding an operating and marketing relationship between the two companies, with American to provide select airport and airline services and ground handling. The Interline Agreement governs the procedures for passenger traffic handling and settlement of fees between the parties. The Company is also in discussions with other airlines as well for similar arrangements.

The Company entered into a lease agreement dated November 1, 2005 (the “Lease”) with a third party lessor to lease one helicopter. The terms of the Lease is three years and shall terminate on October 31, 2008. At the time of entering into the Lease, we paid the lessor the first monthly rental payment and a deposit as defined in the Lease. On March 17, 2006, we entered into a Support Agreement, as defined below, effective as of November 1, 2005, with the Other Party, also as defined below. The term of the Support Agreement is three years with provisions for extension should we continue to lease the helicopter subject to the Lease.

The Company has entered into two Lease Agreements dated December 1, 2005 and February 10, 2006 with a third party lessor (the “Lessor”) in accordance with the terms of a General Terms Agreement dated December 1, 2005 for two Sikorsky S76 helicopters (together, the “Aircraft Leases”). The terms of the Aircraft Leases commenced on the date the helicopters were delivered (December 1, 2005 and February 14, 2006, respectively) and shall terminate November 30, 2010 and February 9, 2011, respectively, or when the S76‘s are returned to Lessor, whichever is later. At the time of entering into the Aircraft Leases, we paid Lessor the first monthly rental payment and a deposit as defined in the Aircraft Leases. The Lessor has agreed to make all necessary arrangements to obtain a certificate of airworthiness to allow us to operate the S76 under U.S. FAA Part 135.

On December 19, 2005, we also entered into a Technical Support Agreement (“Support Agreement”) with a party affiliated with Lessor (“the Other Party”) pursuant to which the Other Party has agreed to provide us with certain exchange components, spare parts, and technical support for the S76 helicopters. The term of the Support Agreement shall be from December 1, 2005 until December 1, 2010. After the expiration of the five year term, the Support Agreement may be renewed for periods of one year. We have agreed to pay a fixed rate per flight hour under the terms and conditions in the Support Agreement. We also agreed to provide the Other Party with a monthly flight hour report for the S76 and a removal schedule for the components covered by the Support Agreement. Compensation for the services to be performed by the Other Party under the terms of the Support Agreement shall be charged to us at the fixed rate per flight hour rate which is subject to price escalation. The price escalation will be adjusted at various intervals in accordance with a formula in the Support Agreement.

In addition, the Company has entered into a Deposit and Advance Order Agreement with Sikorsky Aircraft Corporation (“Sikorsky”) for the purchase of four aircraft to be delivered between September 2007 and February 2008. The Company has made a deposit to Sikorsky in the amount of $400,000, or $100,000 per aircraft. The Company and Sikorsky are in the process of negotiating a formal sales agreement for the aircraft. We will need to arrange financing for the purchase or lease of these aircraft.

Management of the Company is also in negotiations with a number of prospective financial sources for the approximate $20 million in aircraft acquisition or lease and other aircraft startup costs for five used helicopters to be delivered in 2006.

No assurances can be given that a formal sales agreement with Sikorsky or transactions with any of these prospective financial sources will be completed.

Market Research

During the development and research phase of U.S. Helicopter’s activities, which is ongoing, management has devoted substantial time to understanding the Company’s target customers and how to address their needs. Management has engaged in market research which included:

1)	Working with Port Authority of NY and NJ (“PANYNJ”) and analyzing its airport traffic statistics and demographics with a view toward understanding the size and origin/destination of the Company’s target market. As part of this process, the Company separated the New York Based Origin and Destination (“O&D”) traffic from overall traffic statistics, then determined the amount of O&D traffic specifically for Manhattan. The Company then applied PANYNJ and airline passenger statistics to this O&D traffic number to derive the specific number of first class, business class, or Y (full economy) class passengers with an O&D of Manhattan. Concurrently, the Company analyzed overall ground transportation data from the PANYNJ for travel between the airports and Manhattan and separated this data into the different travel methods, which primarily included taxi, limousine, bus, and rail. The traffic statistics for the travel methods currently being used by the Company’s passenger base correlated very well with the derived Manhattan O&D traffic numbers. Overall, the PANYNJ statistics show that U.S. Helicopter will only have enough capacity to service 2.8% of the first class, business class, or Y class passengers with an origin or destination of Manhattan.

2)	Coordinating the Company’s marketing and sales activities with American Airlines to establish a direct link to all of American Airlines’ customers on a worldwide basis. As part of this market research, the Company held a number of joint sessions with American Airlines’ high-end corporate accounts and was granted access to their frequent traveler database.

3)	Enlisting the Company’s marketing and advertising agency to perform a positing, branding, messaging, and concept survey with various target market customers.

4)	Performing historical research into helicopter operators that have provided similar services and their areas of success and failure.

Industry: Historical Background & Technology Improvements

Currently there is no scheduled helicopter service in any major U.S. metropolitan area other than U.S. Helicopter’s operation. The only competition for U.S. Helicopter’s services comes from ground-based alternatives such as taxi, bus, limo, and rail allowing us to gain the first mover advantage.

The demand for scheduled helicopter service in major metropolitan areas has been demonstrated before. Between the 1950s and 1980s operators such as New York Airways, LA Airways, Chicago Airways, and Pan Am flew helicopters on a scheduled basis servicing major metropolitan areas.

The two major limitations affecting such helicopter operations in the past were: (a) poor aircraft reliability and (b) inclement weather. Both of these factors led to unexpected aircraft down time, which in turn led to disappointed and dissatisfied customers and reduced revenues. The following shows how U.S. Helicopter has addressed each of these concerns:

• Aircraft Reliability: The previously mentioned operators were utilizing helicopters such as the Sikorsky S58 or S61, which had Direct Operating Costs (DOC’s) around $2,500 per flight hour (FH) and a maintenance rate of 7 Maintenance Hours per 1 Flight Hour (MH/FH). In today’s market, a comparable helicopter like the Sikorsky Aircraft Company S-76 has DOC’s of $1,193/FH and a maintenance rate of 3.6 MH/FH. Additionally, unscheduled maintenance actions have been significantly reduced through backup systems, and a move toward replace-on-condition components. Aircraft such as the S-76 are significantly less expensive and more reliable to operate. Our utilization of this aircraft or a similar aircraft will allow U.S. Helicopter to offer a reliable, cost effective alternative to the current ground-based transportation market.

• Backup Helicopters: U.S. Helicopter has recognized the importance to each customer of the reliability in service that is required in order to maintain repeat business and customer loyalty. To ensure a high level of service, we have built into our model a larger number of backup aircraft in the event that maintenance or other related delays require backup aircraft to be immediately inducted into service to maintain scheduled reliability.

• Aircraft Technology and Safety: New helicopter technologies and navigational tools have greatly improved the economics of helicopter service. Each of U.S. Helicopter’s aircraft will be Category A, dual engine and will have special equipment (e.g. IFR (“Instrument Flight Rule”) with GPS (“Global Positioning Satellite” systems), Full Authority Digital Engine Control (FADEC), and 3-Axis Automatic Flight Control Systems (AFCS), which (i) will increase reliability and safety over conventional on-demand charter helicopter operators while directly reducing maintenance and operational costs and (ii) are significant upgrades to the technologies that were used by scheduled helicopter service operators in the 1950s – 1980s.

• Down Time From Inclement Weather: Historically, when an airport went to “Instrument Flight Rule” (IFR) flights because of bad weather (which typically occurs 18% of the time in NYC), the operator, such as Pan Am or NY Airways, had two options: cancel flights or fly the fixed wing (airplane) Instrument Landing System (ILS) if the aircraft was so equipped. If the operator flew the ILS, this meant getting in line with all the fixed wing flights approaching or departing the airport. Due to the flight pattern required to do this, helicopter flight time would increase from ten minutes to up to one hour. Either way, canceling flights or flying the ILS would increase expenses drastically and disappoint passengers. U.S. Helicopter will not be subject to these delays when an airport goes IFR because of the development of Special Visual Flight Rule (“SVFR”), as governed by the FAA and as established by U.S. Helicopter, the FAA and Air Traffic Control at each airport, and GPS based IFR routes or “tunnels” between each heliport and each airport. These tunnels are helicopter only and are considered Simultaneous Non-Interfering Approach/Departure procedures. They will allow U.S. Helicopter to fly in almost all weather, thereby reducing weather down time from approximately 18% to 1.5% and allowing a reliability factor of 98.5%, which is typical of international scheduled helicopter operators currently in service. The American Institute of Aeronautics and Astronautics Paper No. 73-25, Review of New York Airways Helicopter Operations, documents an overall operational reliability factor of 99.46%. It is management’s position that U.S. Helicopter will operate aircraft with a much better reliability factor and conservatively projects a reliability factor of 98.5%.

What Sets Us Apart

U.S. Helicopter’s “Value-Added” Features. The scheduled, “short-hop” shuttle service that U.S. Helicopter will launch represents a significant enhancement to the present and future status of both the helicopter and the regional transportation industry. There are specific “value-added” features of U.S. Helicopter’s services that are cutting edge, which will differentiate us from previous scheduled helicopter operators and charter helicopter services.

Based on our analysis of the operations of current and historical scheduled helicopter operators our management has concluded that the major impediments to the success of such operations were operating costs, design and navigational limitations, as well as reliability. Utilizing significant developments in the industry, today’s efficient, reliable state-of-the-art technology, and our own innovative techniques, U.S. Helicopter has been able to address each of these concerns, and expects to deliver the following value added features:

"Value-added" Features:

•	Time Efficient: 10 minute flight times or less, save hours off travel time.

•	Cost Effective Pricing: competitive with ground based travel alternatives.

•	Heliport Check-in and Security: Significantly reducing the “all-in” check in/security clearance time versus airport check in/security clearance.

•	Enhanced Safety Programs: Dual pilot operation and dual engine and FAR 135 compliant operational procedures.

•	Reliable All-Weather Operations: GPS-based IFR capability and waypoint route development.

•	New Navigational Technologies: Dual Global Positioning Satellite (“GPS”), Required Navigation Performance (“RNP”), Radio Navigation (“RNAV”), Special Precision Visual Flight Rule (“S/PVFR”).

•	Step Above Customer Service: Lounges & services catering to the business traveler.

•	Alliances with Major Airlines: Codesharing/Fare-sharing alliances.

•	State-of-the-art Aircraft: Safe, reliable, dual-engine technology with low direct operating expenses.

Reliable All-Weather Operations. One very important aspect of U.S. Helicopter’s flight service is its ability to offer near 100% flight availability. Down time due to inclement weather and delays associated with aircraft being re-routed into fixed wing air traffic patterns when approaching the airports, were among primary reasons why previous scheduled helicopter operators were not efficient from a reliability standpoint. U.S. Helicopter has developed several new programs to ensure that this does not happen with its operations. These programs include new maintenance techniques, redundant aircraft, and the development of an IFR network of routes with Simultaneous Non-Interfering (“SNI”) approaches for all metro airports to which we provide scheduled service.

State-of-the-Art Aircraft. U.S. Helicopter anticipates over time that its fleet will consist of medium twin aircraft like the Sikorsky manufactured S-76. Management believes that launching its new “short-hop” airport shuttle will be more appealing to customers if the aircraft contain new technology, with the perception that aircraft with new technology are safer and more reliable. This is one of US Helicopter’s “value-added” features, because state-of-the-art aircraft will give U.S. Helicopter a distinct technological advantage over charter operators. Also, it will be a significant improvement over the technology that was available to scheduled helicopter operators of the 1960s through 1980s, who operated Vietnam-era technology that was prone to high maintenance requirements, no GPS or IFR operating capability and consequently, low reliability rates.

Alliances and Partnering Agreements. U.S. Helicopter believes that a key to its success will be its ability to negotiate and enter into critical airline alliances or airline partnering agreements. The purpose of these agreements is to provide a seamless transportation experience for our passengers from the point that they are checked-in at the various heliports in our system until they reach their ultimate travel destination as a result of a connecting flight with a major or regional airline. U.S. Helicopter believes that partnering with major airlines will provide an immediate and significantly larger customer base for U.S. Helicopter’s service and that these alliances and partnerships will afford U.S. Helicopter the ability to service passengers in numerous areas such as passenger and baggage check-through and passenger lounges while waiting for flights both on U.S. Helicopter’s aircraft and flights with the major or regional carrier to ultimate destinations. U.S. Helicopter also intends to use these alliances for cross-marketing purposes, including direct mail advertising to those airlines’ multi-million frequent flyer members as well as advertising with major or regional airlines to market U.S. Helicopter’s convenient service to the existing customer base of the major or regional carriers.

As of the date of this report, U.S. Helicopter has entered into an Interline Agreement with American Airlines and is actively involved in negotiations with other major airlines. The Interline Agreement governs the procedures for passenger traffic handling and the settlement of fees between the parties. The Company’s business model assumes that we will have one primary airline partner such as American Airlines where all arrival and departure activities at JFK, LaGuardia and Newark Airports would operate from the airline partner’s terminals. In addition, the Company also anticipates having a select number of secondary airline partners where the connecting transfer service from our primary airline partner terminal (such as American Airlines) would take place via van or bus. This transfer service will take place on the secure side of the airport roadway to/from our secondary partner terminal facility at each airport. The Company and American Airlines have determined where landing locations are/will be at each of Kennedy, LaGuardia and Newark airports. However, there can be no assurances that we will be able to conclude agreements with any other major or regional airlines with respect to the marketing services, code-sharing/fare sharing alliances and other related services required in order to cater to the business travelers needs.

Aircraft Financing. U.S. Helicopter intends to continue to structure its financing agreements with respect to the purchase and financing of its helicopters in such a fashion as to limit the company’s exposure for maintenance-related costs and associated delays. Our strategy of purchasing new or low-time used aircraft is being pursued as a primary means of reducing expenses associated with the maintenance required for helicopter operations. Our purchasing decisions with respect to aircraft will be based not only on price sensitivity but also operational costs, including maintenance and fuel usage standards allotted by various manufacturers. It is anticipated that we will outsource our heavy maintenance service requirements including components overhaul to a known and reputable FAA certified maintenance service provider.

Competition

Currently there is no company or organization that presents direct competition to the affordable scheduled service that U.S. Helicopter intends to provide. That being the case, there are numerous other transportation services including limo, taxi, subway, and bus, yet only a few cater specifically to U.S. Helicopter’s target customer. Using New York City as an example, the following table describes the current methods of transportation between Manhattan and Kennedy Airport, including a comparison to U.S. Helicopter’s services.

Method of Transportation	Time to between Manhattan & JFK(1)	Cost

Cary Coach Express Bus	65 – 90 minutes, longer during rush hour. Unreliable due to unknowns.	$13

Taxi	65 – 90 minutes, longer during rush hour. Unreliable due to unknowns.	$50, plus tolls & tip

Airport Bus to Subway	65 – 90 minutes, longer during rush hour. Unreliable due to unknowns.	Bus: Free Subway: $1.50

Limousine, Livery Service	65 – 90 minutes, longer during rush hour. Unreliable due to unknowns.	Starts at $70 plus tolls & tip

Helicopter Charter Service	8 – 12 minutes (pending availability), delivery to General Aviation Terminal.	$575 - $2770 for aircraft charter

US Helicopter Scheduled Helicopter Airport Shuttle	8 minutes, reliable, delivery to/from airline partner’s gate.	$139 - $159 per seat

(1) The travel time estimates used in this table were taken from several different reliable sources. First, travel data from the Port Authority of New York and New Jersey was used to establish the existing methods of travel and the published elapsed time for each of those travel methods. This included the amount of time a passenger would have to plan to travel to/from each airport. Second, informal management surveys were taken of business persons working and/or traveling to/from Manhattan via the airports, which data correlated very well with Port Authority data. Third, the Company’s management team has a thorough knowledge of the New York City area with respect to transportation and airline service, which was relied upon to separate the data into the different segments as shown in the above table. In addition, the Company has confirmed travel times through actual flights provided by United Technologies (the parent company of Sikorsky Aircraft). In all scenarios, the elapsed time of ground based travel is significantly higher than that of the helicopter.

Whether by price, travel time, reliability, or a combination thereof, none of the services listed in the above table are considered competition to our flight services. While U.S. Helicopter’s ticket price is comparable to ground based alternatives like limo, taxi, and rental car, our scheduled services offer significant time savings and enhanced reliability. Additional analysis of available helicopter charter services is provided below:

Helicopter Charter Service. There are several companies that charter helicopters in New York City, but none that offer scheduled flights using a pricing and seating system similar to that of the major airlines. By providing a scheduled flight alternative, U.S. Helicopter will allow the customer to deal with fewer burdens in reaching his or her destination. The target customers will have significant economies of scale working for them when one takes into account the reasonable pricing of our service as compared to chartering the entire aircraft for up to $6,000 per hour. Scheduled flights also offer more flexibility, frequency, and availability. Offering the same popular flights at different times during the day provides customers with better scheduling options than having to adjust to an air charter’s erratic booking patterns.

Another important advantage of U.S. Helicopter’s service will be direct delivery of passengers to the “secure side of the airport” at the airline partner’s gate. Conversely, with a charter service passengers are delivered to the General Aviation Terminal where they must take a taxi or connector shuttle to their departure terminal, then proceed through check-in and security, which all takes a significant amount of time. This feature provides U.S. Helicopter with significant differentiation versus the services offered by charter operators.

Currently, there are several helicopter services that offer chartered flights from Manhattan to each airport, but at a significant premium. Helicopter Flight Services Inc. offers airport transfers for $850 per leg for a three passenger aircraft ($212 per seat), which is 33% higher than U.S. Helicopter’s fare price (and subject to availability). Ventura Air Services offers a similar service for $2,770 per leg for a 6 person aircraft ($461 per seat), which is 190% higher than U.S. Helicopter’s fare price. Unlike U.S. Helicopter’s services, when chartering one of these carriers the customer pays for the entire aircraft, including any empty seats. Due to the economies of scale associated with its proposed operations, U.S. Helicopter’s scheduled “short-hop” flight service will be priced very competitively in order to attract customers who need to reduce travel time to the airport in a safe, fast, and cost-effective manner.

Associated Aircraft Group (AAG): Associated Aircraft Group is an operator in the New York market that has the potential to be a competitor of U.S. Helicopter. AAG operates a charter air taxi service out of Dutchess County Airport, in upstate New York, and caters specifically to top level executives. Their service benefits only the people that can afford its service, it does not benefit the community by providing cost effective metro “short-hop” flights.

Management does not believe that AAG’s services are a significant threat to U.S. Helicopter’s service due to AAG’s costly pricing structure, their limited passenger capacity, lack of flight frequency (charter vs. schedule), and the fact that they only cater to a very small portion of U.S. Helicopter’s overall target market. U.S. Helicopter’s service is focused on servicing the entire New York City business traveler market, by providing a safe, affordable, high frequency service that customers can depend upon.

Other Scheduled Helicopter Services. U.S. Helicopter has not identified any direct competitors offering regularly scheduled helicopter service in New York City nor in our other primary target markets of Washington D.C., Chicago, and Los Angeles nor elsewhere in the United States. Scheduled helicopter service is offered by Helijet International, Inc. in the Vancouver, British Columbia area and by Copterline servicing the route between Helsinki, Finland and Tallinn, Eastonia. We believe that Helijet and Copterline are unlikely to compete with us in our markets (because of foreign ownership issues), although if we are successful in implementing our business plan it is possible that competitors could emerge.

We have assumed in our projections that it will take between 6 to 12 months after startup of a new route for traffic on that route to develop. Should our projections be wrong, our operations could be materially impacted since lower passenger counts will result in lower revenue than anticipated. A significant variance from projected passenger volumes or a reduction in the anticipated pricing could cause us to reconsider providing hourly service throughout the day in certain of our markets. It is also possible that we could consider reallocating some of our aircraft to the charter market until passenger levels develop.

Operating Agreements

In order to conduct its business, U.S. Helicopter must enter into operating/rental agreements with heliport facilities in New York City and other cities as the Company’s operations expand into other target markets throughout the United States. We have secured operating agreements with the Port Authority of New York and New Jersey, which operates the Downtown Manhattan Heliport and John F. Kennedy Airport, both of which are owned by the City of New York. In addition, we must enter into an operating agreement with the East 34th Street Heliport which is currently owned by the City of New York and operated by MacQuery Aviation North America. A similar arrangement will be needed later in the first year of operations for the West 30th Street Heliport owned by the State of New York and operated by Air Pegasus. We have entered into a lease agreement for office space at Sikorsky Memorial Airport in Bridgeport, Connecticut where the Company’s operational headquarters are based in order to interface with the Windsor Locks FSDO. We have obtained a lease with the owner of a combined office/hangar facility in Bridgeport, Connecticut, where the Company’s aircraft will be stored, maintained and serviced. The Company has also entered into an agreement with the Port Authority of New York and New Jersey for office space at the Downtown Manhattan Heliport.

Government Regulation

In order to operate regularly scheduled passenger helicopter service, U.S. Helicopter is subject to regulation by each state in which it conducts or will conduct business, and under Federal, regional and (in some cases) local laws and regulations. In addition, the Company’s officers, directors, managers and principal shareholders may be subject to scrutiny and approval by various Federal and State regulatory bodies where the Company may conduct operations. We have obtained approval from the Department of Transportation for a Certificate of Public Convenience and Necessity, the Federal Aviation Administration (the “FAA”) for an Aircraft Operating Certificate, and the Transportation Security Administration. We have also developed Operating Plans for our operating procedures at Newark International Airport, LaGuardia Airport and Kennedy Airport in conjunction with American Airlines, the Port Authority of New York and New Jersey and the FAA.

Persons who acquire beneficial ownership of U.S. Helicopter securities in excess of certain percentages may be subject to reporting and qualification procedures established by regulatory authorities.

The securing of the requisite Federal, State and local licenses and permits is a prerequisite for conducting, operating or performing any regulated activity.

U.S. Helicopter is also subject to certain Federal, State and local environmental protection, health and safety laws, regulations and ordinances that apply to non-helicopter business generally, such as the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Occupational Safety and Health Act and similar state statutes, as well as laws and regulations which apply to businesses specifically engaging in the helicopter and aviation industries. To the best of its knowledge, U.S. Helicopter believes that it is in material compliance with all such statutes and the regulations or ordinances thereunder.

In order to comply with the restrictions on ownership by foreign persons of a aircraft transporting passengers or merchandise in U.S. airspace under Federal law, as amended, persons who are not citizens of the United States as defined therein, may not hold in the aggregate more than 24.9% of U.S. Helicopter outstanding common stock (although subject to DOT approval, the percent of foreign economic ownership may be as high as 49%).

We must also obtain licenses from state, regional, and local regulatory agencies for each of our proposed operations in other target markets such as Washington, D.C., Chicago, and Los Angeles. Local building, health and fire codes and similar regulations could also impact our operations. Violations of any of such statutes, codes or regulations could have a material adverse impact on the financial condition or operations of the company.

Environmental Matters

U.S. Helicopter is subject to certain Federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to non-helicopter business generally, such as the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, CERCLA, Occupational Safety and Health Act and similar state statutes, as well as other laws which apply to businesses specifically engaging in the helicopter and aviation industries. To the best of its knowledge, U.S. Helicopter believes that it is in material compliance with all such statutes and the regulations or ordinances thereunder.

Employees

U.S. Helicopter currently has 29 full-time employees and three part-time employees as of March 15, 2006. We project we will employ on a ramped-up basis over 450 employees by year 5.

ITEM 2. DESCRIPTION OF PROPERTY

On December 1, 2004, U.S. Helicopter entered into a three year agreement for its executive offices at 6 East River Piers, Suite 216, Downtown Manhattan Heliport, New York, New York. Prior to that date, U.S. Helicopter was allowed to use the facility at no cost. The agreement provides for a monthly payment of $781.33 for 294 square feet of office space. We had no office rent expense for the year ended December 31, 2003 and had office rent expense of $781 and $9,376 for the years ended December 31, 2004 and December 31, 2005, respectively. As a part of the agreement, U.S. Helicopter was required to post a security deposit of $3,300.

In September, 2004, U.S. Helicopter entered into a month-to-month lease for its Operations Base located at Sikorsky Memorial Airport in Stratford, Connecticut, which was extended in June, 2005. The basic monthly rent for the Company’s Operations headquarters is $500 per month, including utilities. The basic monthly rent decreased from $550 to $500 per month, including utilities, as of January 1, 2005.

On February 8, 2006, we entered into a one-year Lease Agreement with Three Wing Flying Service, Inc. (“Three Wing”) for lease of office and hangar space at Sikorsky Memorial Airport in Stratford, Connecticut. The agreement provides for monthly payments of $6,334 for the month of February 2006, $10,268 for the months of March and April, 2006, $13,800 for the months of May through July 2006 and $16,000 per month for the balance of the lease. In addition, we agreed to issue 25,000 shares of our common stock to Three Wing.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market, and “bid” and “asked” prices are quoted on the NASD OTC Electronic Bulletin Board (the “OTC-BB”) under the symbol “USHP”. The NASD approved our application for listing on the OTC-BB on March 15, 2006; accordingly, historical high and low bid prices for our common stock are not yet available. As of March 15, 2006, there were 66 holders of record of our common stock.

We have not paid dividends in the past on any class of stock and we do not anticipate paying dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN.

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2005.

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A)) (C)
Equity compensation plans approved by security holders	882,000	$0.50	3,560,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A

The Company has adopted a 2004 Stock Incentive Plan and has reserved the right to issue and sell up to 3,700,000 shares of common stock under such plan. The Company has granted options to the following individuals named in the Executive Compensation Table on page 47 in connection with such plan as of December 31, 2005:

Name	Number of Options	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price

George J. Mehm Jr.	231,000	45.12	$0.50 per share

RECENT SALES OF UNREGISTERED SECURITIES

On March 30, 2006, we issued a total of 1,000,000 shares of common stock and options to purchase an additional 150,000 shares of common stock to employees, officers and directors in connection with our 2004 Stock Incentive Plan (the "Restricted Stock Awards"). The Restricted Stock Awards have a restriction on transferability and sale for a period of 18 months from and after the issuance date.

On October 26, 2005, we entered into a Convertible Note Purchase Agreement with Portfolio Lenders II, LLC, pursuant to which we issued $250,000 in principal amount of convertible notes (the “Portfolio Lenders Note”). We also issued to the investor a warrant to purchase up to 100,000 shares of our common stock as an inducement to enter into the transaction. The Portfolio Lenders Note accrues interest at the rate of 15% per annum, of which 120 days worth of interest was paid in advance on the closing date. An additional $12,500 origination fee was also paid to the investor at closing. Interest at the rate of 20% per annum is payable upon the occurrence of an event of default under the Portfolio Lenders Note. The Portfolio Lenders Note, together with accrued and unpaid interest, are convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.50 per share. The investor converted all sums due and payable under the Portfolio Lenders Note as of March 26, 2006.

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

We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issued and issuable upon exercise of the warrants within 45 days of the respective closing dates and to use our best efforts to have such registration statement declared effective no later than 180 days after it is filed. We expect to file this registration statement in April, 2006.

We paid commissions of $325,000 in cash and warrants to purchase up to 162,500 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance in connection with this financing. Of these commissions, a total of $162,500 in cash and warrants to purchase 162,500 shares were paid to broker dealers.

On October 26, 2005, we entered into a Common Stock Purchase Agreement with Samama Global Corporation (“Samama”) pursuant to which on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million.

We also agreed to appoint a nominee of Samama to our Board of Directors in connection with this financing. Effective February 8, 2006, we appointed George A. Fechter to the Board in satisfaction of this obligation. Samama also agreed that its voting rights may be automatically suspended as to any shares held by Samama which exceed an aggregate of 24.99% of our outstanding voting securities when taken together with shares held by all other non-U.S. citizens.

We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issued within 45 days of the closing date and to use our best efforts to have such registration statement declared effective no later than 180 days after it is filed. We expect to file this registration statement in April, 2006.

We paid commissions of $300,000 in cash and warrants to purchase up to 150,000 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance in connection with this financing. Of these commissions, a total of $150,000 in cash and the warrants to purchase 150,000 shares were paid to broker dealers.

On August 23, 2005, we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (“Cornell Capital”), whereby $220,000 of 5% secured convertible debentures (the “August 2005 Convertible Debenture”) were issued. On August 23, 2005, we received net proceeds of $190,000 after payment of certain expenses in the amount of $30,000. In January and February, 2006, we made monthly payments of $40,000 in furtherance of our obligation to make such monthly payments until all amounts under the August 2005 Convertible Debenture are repaid in full. The March 2006 payment of $40,000 has not been made since we are in discussions with Cornell Capital concerning a new convertible debenture. The August 2005 Convertible Debenture bears interest at 5% per annum and is secured by the Amended and Restated Security Agreement under identical terms as the Convertible Debenture as described below. Up to 10% of all sums due and payable under the August 2005 Convertible Debenture may be converted at Cornell Capital’s option, into shares of our common stock at a price of $0.20 per share. All other material terms of the August 2005 Convertible Debenture are identical to the Convertible Debenture described below. We intend to file a registration statement with respect to the shares issuable upon conversion of the August 2005 Convertible Debenture in April 2006.

In November and December 2004, we issued a total of 63,200 of our Units to a limited number of accredited investors pursuant to a private placement (the “2004 Private Placement”) in which we received $316,000 before payment of expenses associated with the offering. In connection with the 2004 Private Placement, 20 persons have received a total of 316,000 shares of our Series A Preferred Stock and 126,400 warrants to purchase our common stock, of which 63,200 warrants have an exercise price equal to 125% of the conversion price of the Series A Preferred Stock and the remaining 63,200 warrants have an exercise price equal to 150% of the conversion price of the Series A Preferred Stock.

In connection with the 2004 Private Placement, the Company paid the following fees and expenses: (1) $35,520, representing a commission of 12% of the gross offering proceeds raised by the placement agent for the offering (the “Placement Agent”); (2) $8,880, representing a non-accountable expense allowance of 3% of the gross offering proceeds raised by the Placement Agent; (3) a due diligence and pre-marketing fee of $12,500 to cover the costs and expenses of due diligence investigation and pre-marketing activities; (4) warrants to purchase 29,600 shares of the Company’s common stock, with an exercise price equal to 80% of the fair market value of the Company’s common stock on the date of exercise, a term of five years and all other terms substantially the same as those of the warrants issued to investors in the 2004 Private Placement; (5) $49,800, representing legal fees paid to Gallagher, Briody & Butler; and (6) $3,000, representing escrow agent’s fees. In addition, the Company reimbursed the Placement Agent in the amount of $4,375.00 for its legal fees (including blue sky legal fees) in the 2004 Private Placement.

In connection with the 2004 Private Placement, the Company agreed to enter into a separate Financial Consulting and Advisory Agreement with the Placement Agent, with compensation of Warrants issued to the Placement Agent or its designee to purchase 250,000 shares of the Company’s common stock with an exercise price equal to $0.75 per share, a term of five years and all other terms substantially the same as those of the warrants issued to investors in the 2004 Private Placement.

In August, 2004, the Company entered into a Securities Purchase Agreement pursuant to which we agreed to issue $1,300,000 of 5% secured convertible debentures to Cornell Capital. On August 4, 2004, the Company received net proceeds of $772,500 after payment of expenses in the amount of $227,500, from the sale of $1,000,000 worth of debentures. On February 25, 2005, the Company received net proceeds of $270,000 after payment of expenses in the amount of $30,000, from the sale of $300,000 worth of debentures. On April 8, 2005, the Company entered into an Amended and Restated Secured Debenture in the amount of $1,335,424, representing the principal and interest due under the prior debentures as of such date. (The Amended and Restated Secured Debenture shall be referred to herein as the “Convertible Debenture”.) Since January 1, 2006, we have been required to make monthly payments of $200,000 until all amounts due under the Convertible Debenture are repaid. The Convertible Debenture bears interest at 5% per annum and is secured by a security agreement covering substantially all business assets of the Company. Up to 10% of all sums due under the Convertible Debenture may be converted at the holder’s option, into shares of the Company’s common stock at a price of $0.20 per share. In the event of a default under the Convertible Debenture, Cornell capital may convert all sums due and payable under the debenture, provided that the number of shares issuable upon such conversion would not result in Cornell Capital owning in excess of 9.99% of the Company’s outstanding common stock, which may only be waived by Cornell Capital either in its sole discretion with 60 days’ notice or without notice upon an event of default. This limitation does not apply to an automatic conversion of any and all amounts remaining due and payable on August 4, 2006. This restriction may significantly limit and delay our ability to access funds under the SEDA, as defined below.

On August 4, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital, which was amended and restated on April 8, 2005. (The Amended and Restated Standby Equity Distribution Agreement shall be referred to herein as the “SEDA”.) Pursuant to the SEDA the Company may, at its discretion, periodically issue and sell to Cornell Capital, up to $11,000,000 of the Company’s common stock. Upon the execution of the SEDA, the Company agreed to issue 2,472,527 shares of its common stock to Cornell Capital, plus an additional $10,000 worth of the Company’s common stock to Newbridge Securities Corporation (“Newbridge”), as a placement fee, per the Placement Agent Agreement between the Company and Newbridge, valued at the fair market value of the stock as of the date of the initial trading day of the Company’s common stock. As of March 15, 2006, the Company has issued 2,472,527 shares with an aggregate par value of $2,473 in connection with the SEDA. As of the date of this report, we are in discussions with Cornell Capital to temporarily cancel the SEDA in conjunction with a proposed new financing in the amount of $6 million in the form of a new convertible debenture.

In August, 2004, U.S. Helicopter issued 773,196 shares to 3B Group, Inc. in consideration of its efforts to assist the Company in raising capital and to induce Cornell Capital to make an investment in the Company.

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

DESCRIPTION OF SECURITIES

CAPITAL STOCK.

The authorized capital stock of U.S. Helicopter consists of 95,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share. As of March 15, 2006, we had 30,795,723 shares of our common stock outstanding and 316,000 shares of our preferred stock outstanding. In addition, there are 882,000 options to purchase common stock outstanding, and 1,568,500 warrants to purchase shares of our common stock outstanding. The following description is a summary of the capital stock of U.S. Helicopter and contains the material terms of the capital stock. Additional information can be found in U.S. Helicopter’s Certificate of Incorporation and Bylaws.

Stock Split. Effective July 22, 2004, U.S. Helicopter implemented a twenty-one thousand three hundred-to-one (21,300:1) stock split of U.S. Helicopter common stock.

Common Stock. Each share of common stock entitles the holder to one vote on each matter submitted to a vote of our stockholders, including the election of directors. There is no cumulative voting. Subject to preferences that may be applicable to any outstanding preferred stock, stockholders are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors. Stockholders have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions related to the common stock. In the event of liquidation, dissolution or winding up of U.S. Helicopter, stockholders are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

Preferred Stock. We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series as may be designated by our Board of Directors.

The preferred stock may be entitled to such dividends, redemption rights, liquidation rights, exercise rights and voting rights as the Board of Directors, in its discretion, may determine, in a resolution or resolutions providing for the issuance of any such stock. Rights granted by the Board of Directors may be superior to those of existing shareholders (including the right to elect a controlling number of directors as a class). Preferred stock can be issued without the vote of the holders of common stock.

On October 27, 2004, we authorized for issuance up to 1,500,000 shares of U.S. Helicopter Series A Preferred Stock. At March 15, 2006, 316,000 shares of preferred stock were outstanding. Our Series A Preferred Stock is the only class of preferred stock authorized for issuance by us as of March 15, 2006. The Series A Preferred Stock ranks prior to our common stock and is subordinate to and ranks junior to all indebtedness of U.S. Helicopter now or hereafter outstanding. Our Series A Preferred Stock is convertible into shares of our common stock at a price equal to 80% of the average closing price of our common stock on the OTC-BB for the 20 trading days immediately preceding the day upon which we receive a notice of conversion from a Series A Preferred Stockholder. In the event that our shares are not traded on the OTC-BB, the conversion price shall be equal to 80% of the average bid price of our common stock posted in the Pink Sheets for the 20 trading days immediately preceding the day upon which we receive a notice of conversion from a Series A Preferred Stockholder. In the event that our shares are not traded on the OTC-BB or on the Pink Sheets, the conversion price shall be equal to 80% of the fair market value of our common stock on the date upon which we receive a notice of conversion from the Series A Preferred Stockholder. Such fair market value shall be determined by an accounting firm selected by us which accounting firm is not then currently performing any accounting services for us. The registration rights for our Series A Preferred Stock will expire at such time as the common stock issuable upon conversion of the Series A Preferred Stock becomes tradable under Rule 144 without restriction as to number of shares.

Holders of our Series A Preferred Stock will be entitled to receive, out of any funds legally available therefore, non-cumulative annual dividends at the rate of 6% at such times and as declared by our Board of Directors. In addition, Series A Preferred Stockholders have voting rights equivalent to common stockholders (i.e., one share of Series A Preferred Stock has the same voting rights as one share of common stock for voting purposes only).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

General

U.S. Helicopter Corporation (“U.S. Helicopter”, the “Company”, “we” or “us”) is a Delaware Corporation that was formed on March 4, 2003. We believe the timing is favorable, particularly in light of traffic congestion problems affecting many of the nation’s highways serving major metropolitan areas during peak traffic hours (especially direct and connecting routes to major airports where gridlock has become the norm), to introduce our new Metro-hop Airport Shuttle Service. Our MASS service will provide regular, scheduled passenger helicopter service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. We estimate that there are annually over 29 million air passengers traveling in and out of Manhattan who could utilize a regularly scheduled helicopter service to access major airports, when it becomes available.

Our principal target market is the business traveler who, we believe, will be willing to pay fares between $139 and $159. Individual travelers will purchase tickets at the higher price range. Large corporate travel Management companies or corporations will purchase volume sales, which will be negotiated at a “per-ticket-price” at the lower price range and will be based upon large ticket commitments. Our approximate 8-minute regularly scheduled U.S. Helicopter flight from Manhattan to Kennedy Airport will stand in contrast to paying $850 to $2,770 for the same flight offered by a charter helicopter service or paying fares from $75-$125 plus tolls and tips for 65-125 minutes of travel time (or longer) via taxi or limousine airport ride. While our service will be available to the general public including corporate CEOs and affluent leisure travelers, we believe our service will have the greatest appeal to the segment of the business traveler market (like managers, directors, etc.) who use town car/executive car services, limos or taxi transportation, travel 2-3 times per month and recognize the true time-saving value offered via helicopter. We believe our service will be highly attractive (for personal reasons as well as business reasons) compared to ground-based travel when the helicopter connection is reasonably and moderately priced in the range that U.S. Helicopter expects to offer and achieve.

We intend to introduce our MASS service initially in the Metro New York City market with service between John F. Kennedy, Newark Liberty, and La Guardia Airports and the Downtown Manhattan, East 34th Street, and West 30th Street Heliports. Our flight operations commenced on March 27, 2006 between the Downtown Manhattan Heliport and Kennedy Airport. Subsequently we intend to introduce our airport shuttle service in the metropolitan Washington DC, Chicago and Los Angeles markets, with further expansion into other major U.S. metro-markets. The number of passengers who originate or terminate their travel from within close proximity to one of these cities’ heliports is estimated at over 200 million annually, 63 million of which originate or terminate in the New York City and surrounding market areas alone.

Many of the same factors (population growth, economic expansion and airline deregulation), which drove the growth in air passenger travel during the years since 1975, are also responsible for the demand which currently exists for reliable, scheduled “Metro-hop” airport shuttle services. Even so, as traffic congestion intensified and systemic gridlock became the norm (while corporate charter helicopter usage expanded), the demand for scheduled helicopter services to and from airports to serve the general public, especially regular business travelers, has remained largely ignored and un-served in the United States.

U.S. Helicopter believes that there is significant unfulfilled demand for scheduled, “Metro-Hop” airport helicopter shuttle services in the U.S., especially in its initial target market comprised of the New York City metropolitan area. This demand has been largely unfulfilled since the late 1970s, when New York Airways’ scheduled helicopter service carried over 400,000 passengers annually. During this period the market size was approximately 35 million passengers as compared to today’s, where the market size has grown to over 96 million passengers.

Due to significant growth in many U.S. cities, the need for ground-based infrastructure servicing metropolitan areas, and roadways servicing major airports in particular, has outpaced capacity. Only so many subways, bus lines, and taxi routes can be added to service these high demand routes before each city runs out of space and capability. Adding more limousine and taxi services will not help the situation either because the bottleneck is in the infrastructure itself. U.S. Helicopter believes that the future of transportation for short distances into and out of these densely populated urban areas is by helicopter. By using the unique vertical take off and landing capabilities of the helicopter, passengers will be able to travel through the city and to local destinations without suffering through hours of gridlock. People will be able to quickly travel across town, to the local airport, or to a neighboring city in minutes instead of hours.

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the remainder of the pre-operating period and the first full year of operations. As of December 31, 2005, we had an accumulated deficit of $(3,114,117). We have not received any revenues from inception, and we did not receive any revenues until the start of operations on March 27, 2006. Our operations have been financed primarily through the sale of 5% secured convertible debentures, the private placement of Common Stock, the private placement of convertible notes, and a sale of equity securities comprising 63,200 Units consisting of Series A Preferred Stock and common stock purchase warrants. The terms of these debt and equity financings are set forth below.

On October 26, 2005, we entered into the Portfolio Lenders Note in the principal amount of $250,000. We also issued to the investor a warrant to purchase up to 100,000 shares of our common stock as an inducement to enter into the transaction. The Portfolio Lenders Note accrues interest at the rate of 15% per annum, of which 120 days worth of interest was paid in advance on the closing date. An additional $12,500 origination fee was also paid to the investor at closing. Interest at the rate of 20% per annum is payable upon the occurrence of an event of default under the Portfolio Lenders Note. The Portfolio Lenders Note, together with accrued and unpaid interest, are convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.50 per share. The investor converted all sums due and payable under the Portfolio Lenders Note as of March 26, 2006.

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

We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issued and issuable upon exercise of the warrants within 45 days of the respective closing dates and to use our best efforts to have such registration statement declared effective no later than 180 days after it is filed. We expect to file this registration statement in April, 2006.

We paid commissions of $325,000 in cash and warrants to purchase up to 162,500 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance in connection with this financing. Of these commissions, a total of $162,500 in cash and warrants to purchase 162,500 shares were paid to broker dealers.

On October 26, 2005, we entered into a Common Stock Purchase Agreement with Samama Global Corporation (“Samama”) pursuant to which on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million.

We also agreed to appoint a nominee of Samama to our Board of Directors in connection with this financing. Effective February 8, 2006, we appointed George A. Fechter to the Board in satisfaction of this obligation. Samama also agreed that its voting rights may be automatically suspended as to any shares held by Samama which exceed an aggregate of 24.99% of our outstanding voting securities when taken together with shares held by all other non-U.S. citizens.

We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issued within 45 days of the closing date and to use our best efforts to have such registration statement declared effective no later than 180 days after it is filed. We expect to file this registration statement in April, 2006.

We paid commissions of $300,000 in cash and warrants to purchase up to 150,000 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance in connection with this financing. Of these commissions, a total of $150,000 in cash and the warrants to purchase 150,000 shares were paid to broker dealers.

In November and December 2004, U.S. Helicopter issued a total of 63,200 of our Units to a limited number of accredited investors pursuant to the 2004 Private Placement in which we received $316,000 before payment of expenses associated with the offering. In connection with the 2004 Private Placement, 20 persons have received a total of 316,000 shares of our Series A Preferred Stock and 126,400 warrants to purchase our common stock, of which 63,200 warrants have an exercise price equal to 125% of the conversion price of the Series A Preferred Stock and the remaining 63,200 warrants have an exercise price equal to 150% of the conversion price of the Series A Preferred Stock.

In addition to the transactions described above, we sold a total of 63,200 of our Units to a limited number of accredited investors for total gross proceeds of $316,000 in the 2004 Private Placement. In addition, we sold a total of $1.52 worth of our convertible debentures pursuant to two Securities Purchase Agreements with Cornell Capital in August, 2004 and August, 2005, respectively. (See the heading entitled “Recent Sales of Unregistered Securities” for additional information.)

Pursuant to the SEDA, U.S. Helicopter may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $11.0 million. If U.S. Helicopter requests an advance under the Amended and Restated Standby Equity Distribution Agreement, Cornell Capital will purchase shares of common stock for 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital intends to sell any shares purchased under the SEDA at the market price. The effectiveness of the sale of the shares under the SEDA is conditioned upon U.S. Helicopter registering the shares of common stock with the Securities and Exchange Commission. It is the Company’s intention to file a registration statement for the SEDA in April 2006. As of March 15, 2006, the Company has not sold any shares under the SEDA to Cornell Capital.

The Company will not be in a position to rely on the SEDA entered into with Cornell Capital to provide liquidity for the Company’s working capital and equipment leasing, as it will take time for a market for the Company’s business to develop. The Company will not be in a position to access the capital under the SEDA until sufficient demand exists for the Company’s equity securities and the Securities and Exchange Commission grants effectiveness to a registration statement covering the shares issuable under the SEDA. There can be no assurance that a market for the Company’s securities will develop in a manner that will allow the Company to receive financing under the SEDA.

RESULTS OF OPERATIONS

Since inception on March 4, 2003 through March 15, 2006, the Company has had no revenues from operations and did not generate any revenues from operations until March 27, 2006.

From inception to December 31, 2005, the Company has incurred professional fees totaling $623,000. These fees are comprised of legal fees for general matters, negotiation/closing of the Convertible Debenture transactions, accounting and audit fees, other consulting fees, transfer agent fees and registered agent fees.

Since inception, the Company has incurred operating losses. As of December 31, 2005, our accumulated deficit was $(3,114,117).

LIQUIDITY AND FINANCIAL CONDITION

We have financed our operations since inception primarily through private placement financings with Cornell Capital, a private placement of a convertible note with Portfolio Lenders II, LLC, private placements of common stock conducted in October and November 2005 and the 2004 Private Placement. In August 2004, the Company closed on a $1.3 million convertible debenture financing with Cornell Capital, of which the Company has received gross proceeds of $1.3 million to date. In November and December of 2004, the Company closed on a private placement offering of 63,200 Units to a limited number of accredited investors, pursuant to which we received $316,000 before payment of expenses associated with the offering. U.S. Helicopter received net proceeds of $206,300 in the 2004 Private Placement, which was used for general working capital purposes and startup costs. The Company closed on an additional $220,000 convertible debenture financing with Cornell Capital in August, 2005. On October 26, 2005, the Company closed on a $250,000 convertible note offering with Portfolio Lenders II, LLC. In addition, in November, 2005, the Company closed on six common stock private placement transactions with six investors for a total of $6,250,000, pursuant to which the Company issued a total of 6,250,000 shares of its common stock.

In addition, in February 2005, we issued a convertible note in the amount of $494,505 to one investor in exchange for 494,505 shares of our common stock held by this investor. This note bears interest at 10% per annum and is repayable on February 23, 2007 and may be extended to February 23, 2008. The note is convertible into shares of our common stock at the lesser of $1.00 per share or 100% of the fair market value of our common stock for the ten trading days prior to the conversion date, provided that the conversion price shall not be less than $0.50 per share.

We plan to acquire through lease or mortgage, and put into service, up to eight (8) helicopters during our first year of flight operations which commenced on March 27, 2006. On November 2, 2005, we took delivery of our first helicopter pursuant to a lease dated as of November 1, 2005. At the time of entering into the lease, we paid the lessor the first month’s rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month and continue during the term. The lease term is for three years with no renewals or purchase options. However, we hope to be in a position to negotiate a renewal at the end of the term of the lease.

On December 1, 2005 and February 14, 2006, respectively, we took delivery of two additional aircraft pursuant to respective lease agreements dated December 1, 2005 and February 10, 2006. The lease terms are for five years each. At the time of entering into the leases, we paid the lessor the first month’s rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month and continue during the term.

In addition, the Company has entered into a Deposit and Advance Order Agreement with Sikorsky for the purchase of four aircraft to be delivered between September 2007 and February 2008. The Company has made a deposit with Sikorsky in the amount of $400,000, or $100,000 per aircraft. The Company and Sikorsky are in the process of negotiating a formal sales agreement for the aircraft. No assurances can be given that a formal sales agreement with Sikorsky will be completed on terms favorable to us or at all.

We will need approximately $20.0 million of helicopter lease/debt financing for our next five helicopters, inclusive of deposits required in connection with any financing transaction. It is anticipated that the purchase price per aircraft for the next five used aircraft, including the cost of refurbishment and re-configuration of interiors, will be approximately $3.8 million, which amount is included in the overall purchase price described herein. It is anticipated that the security deposit for these five aircraft will be approximately $0.3 million, with the balance of the purchase price to be in the form of lease financing. It is anticipated that the manufacturers of these aircraft or the financing source, along with the engine manufacturer, will enter into “power-by-the-hour” (“PBH”) arrangements, whereby the Company would be allowed to cover the cost of major maintenance items over a period of time, rather than as the maintenance costs are specifically incurred. The Company has been required to place deposits with the aircraft manufacturers for new aircraft to be delivered between September 2007 and February 2008. Accounting for PBH arrangements will be accomplished through our Statement of Operations, where we will expense in full the amount of such costs at the rates in accordance with any contracts we have in place. We will record deposits made to the manufacturer(s) as Deposits on our Balance Sheet. These deposits could be used by the manufacturer(s) if there is an event of default by us.

In addition to the lease financing described above, it is currently anticipated that the Company would place an order in 2006 for delivery in late 2007 and early 2008 of an additional four new aircraft at an average purchase price of $8.0 million, and an additional fourteen (14) aircraft after 2007 at the same average purchase price. The current anticipated delivery schedule for the initial and additional aircraft for the first year of operations is as follows:

•	November 2, 2005: Received Delivery of one S76B aircraft
•	December 1, 2005: Received Delivery of one S76B aircraft
•	February 14, 2006: Received Delivery of one S76B aircraft
•	May 2006: Delivery of one S76B aircraft
•	July 2006: Delivery of one S76B aircraft
•	September 2006: Delivery of one S76B aircraft
•	November 2006: Delivery of two S76B aircraft

The above dates are for delivery to us. The aircraft will require modifications to bring them to our standards, which we estimate will take approximately 45 days per aircraft. The Company signed a term sheet on February 26, 2006 for the financing of five aircraft.

There can be no assurance that the Company will be successful in entering into financing agreements for these aircraft. If these financings cannot be consummated, the Company will assess all available alternatives.

To date our financing has come from the sale of $1.52 million of convertible debentures, $0.3 million in private placement proceeds in the 2004 Private Placement, $0.25 million from the sale of a convertible note and $6.25 million in private placement proceeds from the sale of our common stock. We also have the ability to sell up to $11 million of our common stock to Cornell Capital pursuant to the SEDA. If we determine not to utilize any of the $11.0 million SEDA funds, we will need to raise at least $6.0 million in additional capital to finance operations through year-end 2006. Of this amount, we plan to apply $6.0 million to aircraft financing of which $5.8 million may be through the leasing of aircraft. To the extent we draw on the SEDA funds to finance operations, the aforementioned $6.0 million figure will decrease by the amount of such draws.

As of the date of this report, we have executed a term sheet with Cornell Capital for the sale of $6.0 million in principal of our secured convertible debentures. This debenture would mature on the date that is 36 months after the date of issuance and would be secured by substantially all of our assets pursuant to the Security Agreement previously entered into between Cornell Capital and us. Interest would accrue at eight percent per annum and be payable in shares of our common stock at a rate of $1.45 per share or 95% of the market price for our shares. As part of this proposed transaction, we may temporarily cancel the SEDA. Closing of this transaction is subject to our filing of this report with the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” (SFAS No. 153). SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. We do not routinely enter into exchanges that could be considered nonmonetary, accordingly we do not expect the adoption of SFAS 153 to have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The “modified retrospective” method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

We will adopt SFAS 123R effective January 1, 2006. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. SFAS 123R permits us to continue to use such a model.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We have not yet determined what effect, if any, this change will have on future periods.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was adopted in the fourth quarter of 2005 and has had no significant impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was adopted in the fourth quarter of 2005. EITF 05-6 did not have a significant impact on our financial position, results of operations or cash flows.

In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance FASB 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins September 15, 2006. FASB 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, FASB issued FASB 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material impact on the Company’s consolidated financial statements.

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

DEFERRED OFFERING COSTS AND DEFERRED FINANCING COSTS. We incurred certain costs related to financing activities during the twelve-month periods ended December 31, 2005 and 2004. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).

Additional Information. With respect to our cash requirements and sources during the next 12 months, see Management’s Discussion and Analysis—Liquidity and Financial Condition. We will lease or purchase approximately five additional 12-seat used, low-time helicopters during our first 12 months of operations and roughly through and including fourth quarter 2006. During that time period, we expect that our most significant equipment-related and plant-related expenses will be a combination of helicopter lease and/or debt payments (approximately $1.75 million). With respect to changes in number of employees, we have 29 full time employees and three part-time employees as of March 15, 2006 and expect to have approximately 85 full-time and 20 part-time employees at the end of first quarter 2007.

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

U.S. Helicopter must raise additional capital in the next 12 months in order to purchase aircraft and to maintain operations. Management currently plans to acquire through lease or mortgage up to seven helicopters during the Company’s first year of operations, for which approximately $35 million in lease/debt financing will be needed. The Company acquired its first two aircraft pursuant to leases on December 1, 2005 and February 14, 2006. The Company is currently in negotiations with a number of potential financing sources for its startup and aircraft acquisition costs; however, there can be no assurances that a transaction with any of these potential financing sources will be completed.

The Company has 29 full-time employees and three part-time employees as of March 15, 2006 and expects to have a total of approximately 85 full-time and 20 part-time employees as of the end of fourth quarter 2007. As of the end of fourth quarter 2007, the Company expects to have approximately 170 full time and 40 part-time employees.

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

In addition, on August 23, 2005, we received net proceeds of $190,000 from an additional financing transaction with Cornell Capital pursuant to the terms of a new Securities Purchase Agreement with Cornell Capital, whereby $220,000 of 5% secured convertible debentures were issued. Since January 1, 2006, we have been required to make monthly payments of $40,000 until all amounts under the August 2005 Convertible Debenture are repaid in full. The August 2005 Convertible Debenture bears interest at 5% per annum and is secured by the Amended and Restated Security Agreement under identical terms as the Convertible Debenture. Up to 10% of all sums due and payable under the August 2005 Convertible Debenture may be converted at Cornell Capital’s option, into shares of our common stock at a price of $0.20 per share. All other material terms of the August 2005 Convertible Debenture are identical to the Convertible Debenture.

We began operations on March 27, 2006 and will ramp up our New York operations throughout 2006 and the first half of 2007. On November 2, 2005, we took delivery of our first helicopter pursuant to a lease dated as of November 1, 2005. On December 1, 2005 and February 14, 2006, respectively, we took delivery of two additional aircraft pursuant to respective lease agreements dated December 1, 2005 and February 10, 2006.

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

Getting from Manhattan to Kennedy, LaGuardia, or Newark Liberty airports can be inefficient from a travel time perspective, and in many cases, can take hours door to door. This is due to traffic congestion in the city as well as on each of the roadways that service the airports. This is especially true during peak flight hours, which happen to coincide with rush hour traffic. For each airport, peak flight times occur in the morning between 7:00 am and 10:00 am and in the afternoon between 3:00 pm and 7:00 pm. The cost of a corporate limo service to the airport can cost between $75 and $125 and take anywhere from 1 to 2 plus hours travel time. At an average flight time of 10 minutes and an initial fare between $139-159, U.S. Helicopter’s helicopter services will provide a quick and cost effective alternative to ground transportation. The Company’s travel time estimates are derived from a number of sources including travel data from the Port Authority of New York and New Jersey, surveys of business persons working and/or traveling to/from Manhattan via the airports, and management team experience. Recently, the Company confirmed helicopter travel times through actual flights conducted by United Technologies, an entity affiliated with Sikorsky Aircraft, on two separate occasions.

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

The best way to demonstrate the time savings that U.S. Helicopter’s service will provide is to compare the total “Elapsed Time” that passengers would experience from the moment they step out of their front door until the time they reach their airport departure gate using each transportation alternative. This comparison is shown in the following table:

Elapsed Travel Time Comparison Sheet (1)

Travel Method	Departure Zone	Destination	Average Travel Time Departure Zone to Destination		Travel Time Check-in & Security	Total Elapsed Travel Time	US Helicopter Time Savings
			In Manhattan	Outside Manhattan

Ground	Downtown	JFK	20 min	90 min	45 min	155 min	120 min
Ground	Downtown	EWR	15 min	75 min	45 min	135 min	100 min
Ground	Downtown	LGA	20 min	60 min	45 min	125 min	90 min
Helicopter	Downtown	All	10 min	10 min	15 min	35 min

Ground	East Side	JFK	15 min	90 min	45 min	150 min	110 min
Ground	East Side	EWR	25 min	75 min	45 min	145 min	105 min
Ground	East Side	LGA	15 min	60 min	45 min	120 min	80 min
Helicopter	East Side	All	15 min	10 min	15 min	40 min

Ground	West Side	JFK	25 min	90 min	45 min	160 min	115 min
Ground	West Side	EWR	15 min	75 min	45 min	135 min	90 min
Ground	West Side	LGA	25 min	60 min	45 min	130 min	85 min
Helicopter	West Side	All	20 min	10 min	15 min	45 min

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

We anticipate that within approximately 12 months after launching our shuttle service in New York, we will have completed initiation of the Metro-hop Airport Shuttle Service in that market and established the platform for optimum development of our business model. We will then position the company for expansion into other markets both domestically and internationally. Management plans to enter three additional markets after the initial introduction of services in New York, within the five-year timeframe commencing in the first quarter of 2006. Washington DC, Chicago, and Los Angeles, along with New York represent the top four markets that we plan to service in the United States. The Washington DC, Chicago, and Los Angeles markets have been identified because they have transportation and congestion problems similar in scope to New York City’s.

We plan to acquire through lease or mortgage and put into service up to five additional helicopters during our first year of flight operations which commenced on March 27, 2006. We received delivery of our initial aircraft on November 2, 2005 pursuant to a lease agreement dated November 1, 2005 for the lease of one Sikorsky S-76B Helicopter. The lease term is for three years with no renewals. At the time of entering into the lease, we paid the lessor the first month’s rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month during the Term. On December 1, 2005 and February 14, 2006, respectively, we took delivery of two additional aircraft pursuant to respective lease agreements with a third party dated December 1, 2005 and February 10, 2006.

We will need to secure approximately $20 million of helicopter debt/lease financing for our additional aircraft. We have also signed a term sheet on February 26, 2006 for the lease of the next three helicopters and a first right of refusal on the next ten helicopters. We have not completed the financing arrangements necessary for the leasing of these aircraft. Pursuant to the term sheet, we anticipate entering into a five-year lease with monthly payments. The lessor has proposed to pay or reimburse the Company for the cost of transporting the aircraft and all necessary maintenance and inspection work up to $200,000 per aircraft. The lessor will require a security deposit of two months of monthly rent at the time the lease is entered into. In addition, the Company will contract with the lessor for standard “power by the hour” (“PBH”) arrangements covering all major airframe and engine components and parts. The Company will be required to insure the aircraft hull value and passenger liability. The lessor will have a right of first refusal for the next ten helicopters which must be offered at competitive market rates for rent and PBH charges.

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

RISKS RELATED TO OUR BUSINESS AND AVIATION INDUSTRY

We Need to Maintain Numerous Regulatory Permits, Certificates, Licenses, etc. from Governmental Authorities. Our Ability to Continue Operations Will Be Adversely Affected if Any of Our Authorizations are Suspended or Revoked.

We are subject to a wide range of governmental regulation by U.S. Federal, regional, state and local governmental agencies. Our ability to continue operations will be adversely affected if any of the entities described below modifies, suspends or revokes our authorizations for failure to maintain compliance with applicable rules and regulations. Our business requires permits, licenses, operating approvals, and various other authorizations by, among others, the following authorities:

•	U.S. Department of Transportation (“DOT”): We filed our application for a Certificate of Public Convenience and Necessity with the DOT on February 14, 2005. On October 17, 2005, we received an Order to Show Cause from the DOT, which permits us to commence promotion of our scheduled services. On November 1, 2005 we received a “Final Order” from the DOT. We received an “Effective” certificate from the DOT on February 17, 2006.

•	U.S. Federal Aviation Administration (“FAA”): We filed a Pre-Application Statement of Intent with the FAA on February 14, 2005. On March 14, 2005, we filed a formal application with supporting manuals and documentation to obtain a FAR Part-135 Air Carrier Certificate. The FAA has conducted a conformity check of our first helicopter. We received an Air Carrier Certificate from the FAA on February 13, 2006.

•	U.S. Transportation Security Administration (“TSA”): We have been working with personnel of the TSA in Washington, D.C. and New York City to meet TSA guidelines for security operations at the New York City heliports in connection with TSA Part-1542 Airport/Heliport Facility policies and Part-1544 Air Carrier/Aircraft Operator regulations. On June 1, 2005, the TSA issued and approved our security plan under TSA Part-1544. The TSA had assigned a Principal Security Inspector to facilitate the TSA compliance process. The TSA has agreed to conduct all security procedures at New York City-owned heliports (Downtown Manhattan Heliport and East 34th Street Heliport).

•	U.S. Federal Communication Commission (“FCC”): We have received FCC approval to establish radio frequencies and communications between our operating helicopters and operations facilities.

•	Port Authority of New York and New Jersey: We have signed agreements with the Port Authority for operation and fees at JFK International Airport. We signed agreements for space and bulk take-off fees with the Port Authority for the Downtown Manhattan Heliport. We will need to sign agreements with the Port Authority for LaGuardia and Newark airports.

We Need to Obtain Equipment and Equipment Financing in a Compressed Timeframe with Limited Manpower and Limited Resources. We Could Fail. Certain Financiers May Require an Equity Position in Us in Exchange for Providing Financial and Performance Guarantees.

We plan to acquire through lease or mortgage and put into service up to five additional helicopters during our first year of flight operations which we anticipate commencing during the March 2006 timeframe. To accomplish this we will need to secure approximately $20 million of helicopter debt/lease or mortgage financing. We have entered into an aircraft lease for our first helicopter on November 1, 2005 and received delivery of the aircraft on November 2, 2005. On December 1, 2005 and February 14, 2006, respectively, we took delivery of two additional aircraft pursuant to respective lease agreements dated December 1, 2005 and February 10, 2006. We have signed a term sheet (see below); however, there can be no assurances that a transaction with this or any other potential sources will be completed at all, or on terms favorable to us. We need to obtain financing in order to pay the aircraft manufacturers or owners for the acquisition and/or construction of the helicopters that we will operate beginning in late 2007. In connection with these financing arrangements, there is a potential that we may require the aircraft manufacturer to provide financial and performance guarantees. In addition, potential financiers may require an equity position in us if such guarantees are required. Accordingly, we may be required to issue some combination of our common stock, options and/or warrants to one or more financiers for our helicopters. On February 26, 2006, we signed a term sheet with a potential lessor to lease us helicopters in 2006. Notwithstanding a successful grant of our common stock, options and/or warrants, we may not be able to obtain the necessary helicopter financing on favorable terms and we may not be able to get our aircraft manufacturer to provide the necessary guarantees.

We Have No Revenue from Operations and Must Raise Additional Capital To Finance Operations. Our Operations since Inception have not Generated a Profit.

We began operations on March 27, 2006 but have no revenue from operations prior to that date. We have relied on and will continue to rely on significant external financing to fund our operations. To date our financing has come from the sale of $1.52 million of convertible debentures ($1.52 million funded to date), $6.25 million in private placement proceeds from the sale of our common stock, $0.3 million in private placement proceeds from the 2004 Private Placement and $11.0 million that is available to us under a standby equity distribution agreement (the “SEDA funds”). If we determine not to utilize any of the $11.0 million SEDA funds, we will need to raise at least $1.5 million in additional capital to finance operations through year-end 2006. We must also raise $20 million for the leasing of aircraft. To the extent we do draw on the SEDA funds to finance operations or lease the equipment described above, the aforementioned $1.5 million figure will decrease by the amount of such draws. On August 23, 2005, the Company received $220,000 in gross proceeds in additional short-term capital in the form of a new convertible debenture with Cornell Capital (the “August 2005 Convertible Debenture”).

Our operations since inception in March 2003 have not generated a profit. We generated a net loss of ($17,865) during the period from inception in March 2003 to December 31, 2003, a net loss of ($549,961) during the twelve months ended December 31, 2004, a net loss of $(2,546,291) for the 12 months ended December 31, 2005 and a net loss of $(3,114,117) during the period from inception through December 31, 2005.

We cannot assure you that financing, whether from external sources or related parties, will be available on favorable terms. Our inability to obtain adequate financing will result in the need to reduce or curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We may need to raise additional capital to fund our anticipated future expansion. No financing commitments for future capital needs have been obtained as of the date of this Report, although discussions are being held.

We Need to Obtain Contracts for Operating and Landing Facilities.

During the balance of 2006, we must enter into operating/rental agreements with one heliport facility in New York City, and two of the three major airports servicing the New York area. Beginning in 2007, we must enter into operating agreements with facilities of other cities as our operations expand into other target markets throughout the United States. We have obtained operating agreements with the Port Authority of New York and New Jersey for the Downtown Manhattan Heliport and John F. Kennedy Airport. We will need to enter into agreements with the Port Authority with respect to operations at LaGuardia and Newark Liberty Airports. We have entered into an agreement with the FAA-Air Traffic Control Manager for Kennedy, La Guardia and Newark/Liberty Airports. In addition, we must enter into an operating agreement with the East 34th Street Heliport which is currently owned by the City of New York and operated by MacQuery Aviation North America. A similar arrangement will be needed later in the first year of operations for the West 30th Street Heliport owned by the State of New York and operated by Air Pegasus. We will need to obtain a lease with the owner of the hangar facility in Bridgeport, Connecticut, where our aircraft will be stored, maintained and serviced. There can be no guarantee that we will be able to obtain such agreements.

We Need to Obtain Contracts with Major Airlines.

In order to conduct our business, we need to enter into contracts with major airlines regarding airport services and processing for our passengers, cross-marketing, airline interline and, in some cases, code sharing. We have entered into an Interline Agreement and ground handling agreement with American Airlines as of the date of this report. The Interline Agreement governs the procedures for passenger traffic handling and settlement of fees between the parties.

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

Our Failure to Successfully Implement our Growth Strategy Could Harm our Business.

Our growth strategy involves the initial launch of our service on March 27, 2006, a gradual phase-in of expanded service in our first market, and expanding the number of markets served. Achieving our growth strategy is critical in order for our business to achieve economies of scale and to achieve profitability. Increasing the number of markets we serve depends on our ability to access suitable heliport and airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. Any condition that would deny, limit or delay our access to heliport and airports we seek to serve in the future will constrain our ability to grow. Opening new markets requires us to commit a substantial amount of resources, even before the new services commence. Expansion is also dependent upon our ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities as well as obtaining approval from the applicable regulatory agencies.

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

We Have an Absence of Operating History.

U.S. Helicopter is a start-up company. Our business plan is focused on entry into the regularly scheduled passenger helicopter industry. Our company has no operating history. This industry has been dormant in New York since the 1980s. Our efforts in this regard are recent and in varying stages of development. There can be no assurance that successful entry into the regularly scheduled passenger helicopter industry will occur or that we will be able to develop our business plan as a new line of business. Moreover, our lack of an operating history in the passenger helicopter industry makes it impossible to predict whether or not the company will operate profitably. While our management collectively possesses substantial experience in the aviation industry, and certain experience in taking start-up companies from formation to an operational stage, there can be no assurances that U.S. Helicopter will be able to locate, hire and retain the necessary personnel to manage and operate the business, develop and implement necessary systems, obtain contracts and obtain financing as contemplated in our business plan.

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

We have received our initial three aircraft between November 2005 and February 2006. Our estimated delivery of eight aircraft over the first 12 months as follows:

•	November 2, 2005: Received Delivery of one S76B aircraft
•	December 1, 2005: Received Delivery of one S76B aircraft
•	February 14, 2006: Received Delivery of one S76B aircraft
•	May 2006: Delivery of one S76B aircraft
•	July 2006: Delivery of one S76B aircraft
•	September 2006: Delivery of one S76B aircraft
•	November 2006: Delivery of two S76B aircraft

The above dates represent the anticipated delivery to us. The aircraft will require modifications to bring them to our standards, which we estimate will take approximately 45 days per aircraft. These acquisitions would require financing in the amount of $20 million. Acquisition of aircraft involves a variety of risks relating to its ability to be successfully placed into service, including:

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

RISKS RELATED TO CORNELL CAPITAL FINANCING

We are party to certain agreements with Cornell Capital relating to the issuance of approximately $1.52 million in convertible debentures and the sale of up to $11.0 million worth of our common stock pursuant to the SEDA. As of the date of this Report, we are in discussions with Cornell Capital to temporarily cancel the SEDA in connection with a proposed new $6.0 million convertible debenture financing with Cornell Capital. Investors should be aware that there are certain risks and uncertainties associated with such agreements. Accordingly, in addition to the following, investors are encouraged to review the Risk Factors set forth in the Company’s Rule 424(b)(3) Prospectus filed with the Securities and Exchange Commission on September 20, 2005 for further information.

The Convertible Debentures and the SEDA Contain Certain Covenants Prohibiting Us from Raising Capital at Less than the Market Price or Pledging Assets to Other Lenders.

In addition to the Convertible Debentures, the Company has entered into a Standby Equity Distribution Agreement with Cornell Capital on August 4, 2004, which was amended and restated on April 8, 2005 (the “SEDA”). The SEDA and Convertible Debenture contain covenants that restrict the following activities:

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

Cornell Capital Could Acquire a Significant Amount of Our Common Stock and, if it Does So, Could Exercise Significant Influence Over Us.

Cornell Capital currently owns 1,674,936 shares of common stock and, based upon the conversion rights under the Convertible Debentures, could acquire up to 26.0% of our common stock. The acquisition of such interest would be dependent upon the occurrence of an event of default under the Convertible Debentures and a waiver of Cornell Capital’s restriction on owning more than 9.99% of our issued and outstanding common stock. If Cornell Capital acquired such 26.0% of our common stock, it could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of Cornell Capital may differ from the interests of other stockholders.

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

Existing Shareholders will Experience Significant Dilution from our Sale of Shares under the Standby Equity Distribution Agreement.

The sale of shares pursuant to the Standby Equity Distribution Agreement will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the SEDA to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution. We are obligated to file a registration statement for the shares issuable pursuant to the SEDA.

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

ITEM 7. FINANCIAL STATEMENTS

Our Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the fourth quarter of fiscal 2005 or subsequent to the date of the evaluation by its management thereof.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets for the information concerning the Company’s directors and executive officers as of March 15, 2006:

NAME	AGE	POSITION
Dean C. Borgman	64	Chairman

John G. Murphy	58	Chief Executive Officer, President and Director

Terence O. Dennison	70	Chief Operating Officer and Senior Vice President

George J. Mehm, Jr	49	Chief Financial Officer, Senior Vice President and Treasurer

Donal F. McSullivan	59	Chief Marketing Officer and Senior Vice President

Gabriel Roberts	30	Vice President of Finance and Administration

Colonel Clinton Pagano	77	Director

John Capozzi	62	Director

Christopher D. Brady	51	Director

George A. Fechter	59	Director

Edward J. Sherman	60	Director

DEAN C. BORGMAN was appointed Chairman in September, 2004. Mr. Borgman is the former Chairman of Sikorsky Aircraft Corporation, a subsidiary of United Technologies Corporation, a position he retired from on July 1, 2004. Mr. Borgman joined Sikorsky as President in October 1998 and was appointed Chairman on July 1, 2003. Before joining Sikorsky, Mr. Borgman served as Senior Vice President in charge of the Boeing Company’s helicopter facility in Mesa, Arizona. He was named to the post after the merger of Boeing and McDonnell Douglas. Mr. Borgman held a number of posts with McDonnell Douglas Helicopter Company in Mesa, including that of President. He joined the Mesa unit in 1981 as Director of Research and Development. Mr. Borgman advanced to Director of the LHX Program, Vice President of Engineering, Vice President for Advanced Product Development and Technology, General Manager for the MD Explorer Program and Vice President for Commercial Programs. From 1975-81, Mr. Borgman served with the U.S. Army Aviation Command, where he served the last two years as Director-Advanced Systems. He worked at the Army Aviation Research and Development Lab at Moffett Field from 1967-75. Mr. Borgman also held engineering positions at Alpha Research Company and Northrop Corporation. Mr. Borgman holds a bachelor’s degree in aeronautical engineering from California State Polytechnic University and a master’s degree in the same discipline from Stanford University. In 1983, he completed the Stanford Business School’s Executive Program. Additionally, he serves on the advisory committees of the College of Engineering at California Polytechnic University, the Arizona State University College of Engineering and the Dean’s Council of 100 at the ASU College of Business. He also serves on the board of The King’s College, and is past Chairman of the Board of Trustees of Southwestern College, The American Helicopter Society, and Community Health Charities of Connecticut. Mr. Borgman also has been a member of the NASA Aeronautical Advisory Committee, the Flight Mechanics Panel of the NATO Advisory Group for Research and Development and the Army Science Board.

JOHN G. MURPHY has served as our Chief Executive Officer, President and Director since March 7, 2003. Mr. Murphy has over 30 years of experience in general management and administration in the domestic/international airline industry. Mr. Murphy was President of JM Consulting and Associates from 1999 to 2004, his own transportation industry consulting firm. From 1995 to 1998, Mr. Murphy was President, Chief Executive Officer, and a Director of Kiwi International Airlines. From 1993 to 1995, Mr. Murphy was Senior Vice President of Marketing and Services for MGM Grand Air, a deluxe air carrier that catered to business and entertainment, executives, and affluent clientele. Prior to joining MGM, Mr. Murphy served as Vice President/GM Sales & Reservations at Pan American World Airways, with responsibility for all of Pan Am’s worldwide sales & reservations functions. Prior to this position at Pan Am, Mr. Murphy served as Vice President Sales & Advertising for all system wide advertising, sales planning, commission programs and forecasting, as well as Managing Director Northeast, with primary responsibility for Pan Am’s largest operation (including the Pan Am Shuttle, which provided scheduled helicopter service) in the New York area at JFK, LaGuardia, and Newark airports. While serving as Managing Director Northeast for Pan Am, Mr. Murphy directed all aspects of marketing/sales, customer service, operations, security, personnel-labor relations, and financial controls.

TERENCE O. DENNISON was appointed our Senior Vice President and Chief Operating Officer effective September 1, 2004. Mr. Dennison has over 40 years of experience in the air transportation industry. Since 1999, Mr. Dennison has also served as President and Chief Executive Officer of North Atlantic Tours, Inc., a supplier of leisure and business travel services for domestic and international itineraries. Before joining U.S. Helicopter, Mr. Dennison served as Chief Operating Officer for Tower Air from 2000 to 2002 and was responsible for worldwide operations of a large fleet of Boeing 747 aircraft with offices and operations in Israel, France, Italy, the Dominican Republic, San Juan, Los Angeles, Miami and New York. Prior to his involvement with Tower Air, Mr. Dennison served as Chief Operating Officer for Kiwi Airlines from 1999 to 2000. From 1997 to 1998, Mr. Dennison served as President and Chief Operating Officer of WorldScapes, Inc., where he set up, staffed and certified a tour and travel agency with ARC and IATAN. From 1995 to 1997, Mr. Dennison was Chief Operating Officer for Sunworld International Airlines, where he was responsible for the selection of the company’s management team, the organization and coordination of FAA certification and DOT fitness filings and the certification of the company as a FAR 119/121 Flag Carrier operating Boeing 727 aircraft in scheduled service to the Cayman Islands and charter service.

GEORGE J. MEHM, JR. has served as our Chief Financial Officer, Senior Vice President and Treasurer since August 2004. Since 2000, Mr. Mehm has been President of MEHMCO Financial Services, Inc., which provides a broad range of consulting services in the transportation, service and professional industries. Mr. Mehm has provided advice in restructuring, bankruptcy aircraft/engine/equipment financing, accounting, tax, legal, operations, contract negotiations and administration. From May 2000 to June 2001, Mr. Mehm was employed by Tower Air to advise the Trustee on its bankruptcy proceeding. Prior to his involvement with MEHMCO Financial Services, Inc., Mr. Mehm served as Senior Director, Corporate Finance at the first Pan American World Airways. During his career at Pan Am, his responsibilities included company-wide corporate finance, cash forecasting, aircraft/engine/equipment acquisition, restructuring, and pension plan and group insurance activities. Prior to joining Pan Am, Mr. Mehm held several financial positions with The Great Atlantic & Pacific Tea Co., Inc. including Manager, Corporate Finance and Pension Investments, Manager, Treasury Services and Manager Group Insurance Financing. While at A&P, he was responsible for company-wide bank relations, corporate finance, cash management, pension system and corporate investments. Mr. Mehm holds an MBA and BA degrees from Seton Hall University and is active in local charitable and civic activities.

DONAL F. MCSULLIVAN has served as our Chief Marketing Officer since August 2004. Mr. McSullivan has over 30 years experience in airline & tourism general management. From 2001 to 2004, Mr. McSullivan worked as a consultant for the estate of Eastern Airlines. Mr. McSullivan built, managed and sold IntelGo, a travel industry technology company, on behalf of the estate of Eastern Airlines. From 1999 to 2000, Mr. McSullivan served as President and CEO of Air Tahiti Nui, the national long haul airline of French Polynesia, where he introduced management systems, recruited appropriate staff and oversaw all divisions for the airline. Mr. McSullivan also worked with large established carriers such as Air France, Qantas and American Airlines. Following the dissolution of Pan American Airlines, Mr. McSullivan was instrumental in founding and was responsible for managing all commercial aspects of Pan Am II, which bought the rights to the Pan Am trademarks and its route system. Prior to his work with Pan Am II, Mr. McSullivan led the European Travel Commission for North America (an organization of 24 European Tourist Offices collectively marketing in North America) and was General Manager North America for the Irish Government Tourist Board for ten years.

GABRIEL ROBERTS has served as our Vice President of Finance and Administration since March 7, 2003. Mr. Roberts’s responsibilities include management of our financial operations, including treasury and controller functions. Mr. Roberts is also an active member of the FAA’s Vertical Flight Subcommittee/Terminal Area Operations Rulemaking Committee (TAOARC). Mr. Roberts began his career in the aerospace industry as a Manager at Pratt and Whitney. From 1996 to 2002, Mr. Roberts was a Senior Mechanical Engineer at Sikorsky Aircraft, a division of United Technologies, where he was responsible for operational cost projections for aircraft components and systems, design, test, and certification of all Hydraulic, Flight Control, Mission System, Rotor, and Airframe components and systems. At Sikorsky Aircraft, Mr. Roberts was the Manager of a team responsible for the certification and Type Initial Authorization (TIA) of the Sikorsky S92 (Helibus). Mr. Roberts is a graduate of Rensselaer Polytechnic Institute with a Bachelors Degree in Mechanical Engineering and a minor in Industrial Psychology.

COLONEL CLINTON PAGANO has served as a Director and member of our Security Advisory Board since September 1, 2004. Col. Pagano was the Superintendent of the New Jersey State Police from 1975 to 1990, during the tenures of two Governors. While in his role as Superintendent of State Police, Col. Pagano was instrumental in the creation of one of the largest state police helicopter fleets in the nation, including the institution of a 24 hour, 7 day a week air ambulance service that has become an example of the kind of emergency medical services capable with the use of helicopters. This New Jersey State Police aviation unit remains one of the largest in the United States. From 1990 to 1991, Col. Pagano was Director of New Jersey Division of Motor Vehicles, a position he was appointed to by a third New Jersey Governor. Col. Pagano has over 35 years of law enforcement experience, including the implementation in New Jersey of coordinated State and Federal organized crime control programs. He was appointed Director of Emergency Management and served on the national committee in developing the anti-terrorism plan for the United States. Colonel Pagano played a key role in developing the control plan for the New Jersey Casino Industry and the security operations of New Jersey Sports and Exposition Authority. Col. Pagano has studied military and civil aviation and related electronics and was one of the first graduates of the Teterboro School of Aeronautics in New Jersey. Col. Pagano also served as a member of the Board of Directors of Digital Products Corporation of Florida from 1992 to 1997. From November 1992 until mid-1999, he served as a Director and the Executive Vice President of Compliance for Capital Gaming International, Inc. Col. Pagano served as a director of Gary Player Golf.com, Inc. from 2000 to 2003. Col. Pagano also presently serves as Chairman of the Board and a consultant to Manex Entertainment, Inc.

JOHN CAPOZZI has served as our Marketing and Business Development Advisor and Director since September 1, 2004. Mr. Capozzi is also President of JMC Marketing Services, LLC, JMC Publishing Services and JMC Investments, LLC, an investment banking firm that specializing in raising capital and assisting in the strategic growth plans of early stage companies. Mr. Capozzi is also Chairman and Founder of Wilton Publishing, owner of various guest magazines distributed in hotels such as Marriott and Hilton. Mr. Capozzi recently created a concept to generate unique funding for the Points of Light Foundation, which was started by President Bush, Richard Munro (former Co-Chairman of Time Warner) and Raymond Chambers (former Chairman Wesray). In 1991, Mr. Capozzi formed Communications Corporation of America, a company credited with creating the first “affinity credit card” for non-profit cause marketing. Since 1979, Mr. Capozzi has started 27 new businesses in a variety of industries. Mr. Capozzi began his corporate career at American Airlines where he advanced to an executive position in American’s headquarters marketing organization. From 1974 to 1979, Mr. Capozzi served as an officer for the Thomas Cook Company, a division of Midland Bank, where he was promoted to CEO and ran the company’s North American Division. Mr. Capozzi is currently on the Board of the Business School at Fairfield University and the Board of the Enterprise Center at Yale University. He was a member of General Colin Powell’s Organizing Committee and joined forces with former United States Surgeon General C. Everett Koop to found the World Organization for Science and Health. Mr. Capozzi is also an author whose work includes, among others, Why Climb the Corporate Ladder When You Can Take the Elevator, If You Want the Rainbow, You Gotta Put Up With the Rain and A Spirit of Greatness.

CHRISTOPHER D. BRADY has served as a Director since October, 2005. Mr. Brady is the founding partner and Chairman of The Chart Group. Mr. Brady has over 25 years' experience in private equity, corporate finance and capital markets and focuses on identifying and building portfolio companies through his extensive industry relationships and perspective. Prior to his association with The Chart Group, Mr. Brady was a partner with The Lodestar Group, a merger advisory and investment firm acquired by Societe Generale. Mr. Brady spent eleven years in the Corporate Finance and Capital Markets Departments of Lehman Brothers and Dillon Read. Mr. Brady is a director of Bitrage, NWGH, Al-Deera Holding Co., IFA Khaleeji Fund and several investments and affiliates of The Chart Group. He received a B.A. from Middlebury College and an M.B.A. from Columbia University Graduate School of Business.

GEORGE A. FECHTER has served as a Director since February, 2006. Since 2003, Mr. Fechter has managed personal portfolios as Fechter Holdings which consists of both start-up and established companies such as EHS PeriOptimum, Collaborative Fusion, Adherence Technologies and Vulcan. From 1999 to 2003, Mr. Fechter served as Associate Vice Chancellor for External Relations at the University of Pitssburgh. From 1998 to 1999, Mr. Fechter served as Chief Executive Officer for the McGowan Center for Artificial Organ Development at the University of Pittsburgh. Mr. Fechter has over 20 years of experience in the construction and contracting industries and has co-founded companies providing managerial services in the U.S. and Canada. Mr. Fechter also serves as a director to a number of privately-held for-profit and non-profit entities.

EDWARD J. SHERMAN has served as a Director since February, 2006. Prior to joining U.S. Helicopter, Mr. Sherman served as Vice President of Infiniti East, a division of Nissan Motor Corporation. Mr. Sherman was employed by Nissan Motor Corporation from October 1976 until his retirement in November 2002. Before joining Nissan Motor Corporation, Sherman was a teacher in the City of Boston school district from 1970 to 1976. From 1967 to 1970, Mr. Sherman served as an Officer in The United States Marine Corps. Sherman held various positions in the USMC including Infantry Platoon Commander, Company Executive Officer and Battalion Intelligence Officer. He is a decorated Vietnam Veteran. Mr. Sherman holds a BS degree in Finance with a minor in Economics from Carroll School of Management; Boston College and a Masters in Education from Boston University.

AUDIT COMMITTEE

We do not currently have a separate audit committee. Currently, our entire Board of Directors performs all the functions that may be delegated to an audit committee. We will establish an audit committee during fiscal 2006 and are currently assessing which members of our Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on our small size, early development stage and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective prior to fiscal 2006.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, the following persons required to file such a report filed a report late or failed to so file during fiscal 2005: Dean C. Borgman, John G. Murphy, Terence O. Dennison, George J. Mehm, Jr., Donal McSullivan, Gabriel Roberts, Clinton L. Pagano, Sr. and John Capozzi each filed one late Form 3 on September 26, 2005. International Financial Advisors, K.S.C. filed one late Form 3 on November 14, 2005.

FAMILY RELATIONSHIPS

No family relationships exist among the Company’s directors or officers.

CODE OF ETHICS

We have not formally adopted a written Code of Ethics. Management of the Company has drafted a Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. Management of the Company is in the process of obtaining comments to its draft Code of Ethics from the Board of Directors. We have not adopted a written Code of Ethics prior to filing the accompanying registration statement because based on our small size, early development stage and limited financial and human resources, we did not believe that formally adopting a written Code of Ethics would have been necessary or cost-effective prior to the end of fiscal 2005.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows all the cash compensation paid by U.S. Helicopter, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2003, December 31, 2004 and December 31, 2005 to U.S. Helicopter’s Chief Executive Officer and the two highest paid executive officers other than U.S. Helicopter’s Chief Executive Officer during 2004. U.S. Helicopter did not have any employees during the fiscal year ended December 31, 2003. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid or accrued to these executive officers during these fiscal years. Except as indicated below, no executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

	Annual Compensation		Long-Term
Name and Principal Position	Year	Salary ($)	Compensation Options/SARs (#)

John G. Murphy	2005	$225,000(1)	—
Chief Executive Officer and	2004	$ 90,865(2)	—
President	2003	N/A	—

George J. Mehm, Jr	2005	$130,000(3)	—
Chief Financial Officer, Sr	2004	$ 52,500(4)	231,000
Vice President and Treasurer	2003	N/A	—

Donal McSullivan	2005	$130,000(5)	—
Chief Marketing Officer and	2004	$ 52,500(6)	—
Senior Vice President	2003	N/A	—

(1)	Includes an amount equal to 40% of Mr. Murphy’s salary which was deferred. The Company paid Mr. Murphy $36,923.08 in December 2005, which represents one-third of all deferred amounts due Mr. Murphy from 2005 and 2004.
(2)	Represents an annual salary of $225,000 and includes accrued salary of $2,596 and an amount equal to 40% of Mr. Murphy’s total paid and accrued salary, which was deferred.
(3)	Includes an amount equal to 20% of Mr. Mehm’s salary which was deferred. The Company paid Mr. Mehm $10,666.67 in December 2005, which represents one-third of all deferred amounts due Mr. Mehm from 2005 and 2004.
(4)	Represents an annual salary of $130,000 and includes accrued salary of $2,000 and an amount equal to 20% of Mr. Mehm’s total paid and accrued salary, which was deferred.
(5)	Includes an amount equal to 40% of Mr. McSullivan’s salary which was deferred. The Company paid Mr. McSullivan $21,333.33 in December 2005, which represents one-third of all deferred amounts due Mr. McSullivan from 2005 and 2004.
(6)	Represents an annual salary of $130,000 and includes accrued salary of $1,500 and an amount equal to 40% of Mr. McSullivan’s total paid and accrued salary, which was deferred.

EMPLOYMENT AGREEMENTS

Effective April 16, 2004, U.S. Helicopter entered into a five-year employment agreement with John G. Murphy. Mr. Murphy is employed as the President and Chief Executive Officer of U.S. Helicopter. Mr. Murphy’s annual salary is $225,000. Payment of Mr. Murphy’s salary commenced on August 9, 2004. Mr. Murphy is also entitled to bonuses tied to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) which range from 50% of salary based on the Company’s achieving 95% of targeted EBITDA to 200% of salary based on the Company’s achieving 125% of targeted EBITDA.

Effective July 14, 2004, U.S. Helicopter entered into a three-year employment agreement with George J. Mehm, Jr. Mr. Mehm is employed as the Senior Vice President, Treasurer and Chief Financial Officer of U.S. Helicopter. Payment of Mr. Mehm’s salary commenced on August 9, 2004. Mr. Mehm’s annual salary is $130,000. Mr. Mehm is also entitled to bonuses to be determined pursuant to a bonus plan to be adopted by the Company’s Board of Directors.

Effective July 14, 2004, U.S. Helicopter entered into a two-year employment agreement with Donal McSullivan. Mr. McSullivan is employed as the Senior Vice President and Chief Marketing Officer of U.S. Helicopter. Payment of Mr. McSullivan’s salary began on August 9, 2004. Mr. McSullivan’s annual salary is $130,000. Mr. McSullivan is also entitled to bonuses to be determined pursuant to a bonus plan to be adopted by the Company’s Board of Directors.

Effective July 18, 2004, U.S. Helicopter entered into a five-year employment agreement with Gabriel Roberts. Mr. Roberts is employed as the Vice President of Finance and Administration of U.S. Helicopter. Mr. Roberts’ annual salary is $90,000. Payment of Mr. Roberts’ salary commenced on August 9, 2004. Mr. Roberts’ base salary will be increased to $95,000 commencing on the six month anniversary of the Company’s start-up date provided that his work performance merits such as determined by the Board in its reasonable judgment. Mr. Roberts is also entitled to bonuses to be determined pursuant to a bonus plan to be adopted by the Company’s Board of Directors.

Effective August 24, 2004, U.S. Helicopter entered into a two-year employment agreement with Terence O. Dennison. Mr. Dennison is employed as the Senior Vice President and Chief Operating Officer of U.S. Helicopter. Mr. Dennison’s annual salary is $90,000. Mr. Dennison’s annual salary will be increased to $130,000 upon commencement of the Company’s flight operations. Payment of Mr. Dennison’s salary began on September 1, 2004. Mr. Dennison is also entitled to bonuses to be determined pursuant to a bonus plan to be adopted by the Company’s Board of Directors.

Effective March 11, 2005, U.S. Helicopter entered into an employment agreement with John W. Galligan. Mr. Galligan is employed as the Director of Maintenance of U.S. Helicopter. Mr. Galligan is currently being paid a pre-startup base salary of $65,000. Upon commencement of the Company’s flight operations, Mr. Galligan’s salary will be increased to $78,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth as of March 15, 2006, the number and percentage of outstanding shares of our common stock beneficially owned by our executive officers, directors and stockholders owning more than 5% of our common stock and our executive officers and directors as a group:

Name of Owner	Shares Beneficially Owned		Percentage of Class(1)
Dean C. Borgman(2)	1,000,000	(3)	3.22%
John G. Murphy(2)	6,198,633	(17)	20.12%
Gabriel Roberts(2)	4,752,513	(18)	15.43%
John Capozzi(2)	3,780,595		12.28%
Donal McSullivan(2)	3,046,759		9.89%
International Financial Advisors, K.S.C.(4)	3,750,000	(5)	11.89%
Samama Global Corporation(6)	3,000,000		9.74%
Cornell Capital Partners, LP(7)	1,674,936	(8)	5.44%
George J. Mehm, Jr.(2)	870,000	(9)	2.80%
Terence O. Dennsion(2)	711,000	(10)	2.29%
Col. Clinton Pagano(2)	213,000		*
Christopher D. Brady(11)	312,500	(12)	1.00%
George A. Fechter(13)	0		0.00%
Edward J. Sherman(14)	0		0.00%
All Executive Officers and Directors as a Group (8 persons)	20,885,000	(15)(16)	65.57%

(1)	The percentage of class calculation for each person or entity is based on 30,795,723 shares of U.S. Helicopter common stock outstanding as of March 15, 2006, inclusive of the number of shares of U.S. Helicopter common stock issuable to the person or entity upon conversion of convertible securities held by such person or entity. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 15, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. As of March 15, 2006, there were also a total of 316,000 shares of Series A Preferred Stock issued and outstanding, none of which was owned by our executive officers or directors.

(2)	Address: c/o U.S. Helicopter Corporation, 6 East River Piers, Suite 216, Downtown Manhattan Heliport, New York, NY 10004.

(3)	Includes options held by Dean Borgman to purchase up to 300,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 15, 2006.

(4)	Address: P.O. Box 4694, Safat 13047, Kuwait.

(5)	Includes options held by International Financial Advisors, K.S.C. to purchase up to 750,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 15, 2006.

(6)	Address: P.O. Box 2781, Riyadh 11461, Saudi Arabia.

(7)	Address: 101 Hudson Street, Suite 3700, Jersey City, NJ 07302.

(8)	This figure does not include shares held by Troy Rillo, who is an employee of Cornell Capital but who does not control, is not controlled by and is not under common control with Cornell Capital. In addition, Cornell Capital holds two Convertible Debentures in the principal amounts of $1,335,424 and $220,000, respectively, of which up to 10%, including accrued interest is convertible into shares of common stock at a price of $0.20 per share. The terms of the Convertible Debenture prohibit conversion if the number of shares held by Cornell Capital after giving effect to such conversion would equal in excess of 9.99% of all our outstanding shares of common stock, which may only be waived by Cornell Capital either in its sole discretion with 60 days’ notice or without notice upon an event of default. This limitation does not apply to an automatic conversion of any and all amounts remaining due and payable on August 4, 2006. If such prohibition did not apply, Cornell Capital would be entitled to convert 10% of both Convertible Debentures along with accrued interest as of March 15, 2006 into a total of approximately 452,000 shares. In the event of a default under both Convertible Debentures, Cornell Capital would be entitled to convert 100% of all amounts due and payable under each debenture, which, as of March 15, 2006, would result in the issuance of a total of approximately 4,520,820 shares, without regard of the aforementioned prohibition.

(9)	Includes options held by George Mehm to purchase up to 231,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 15, 2006.

(10)	Includes options held by Terence Dennison to purchase up to 211,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 15, 2006.

(11)	Address: The Chart Group, 70 East 55th Street, New York, NY 10022.

(12)	Includes options to purchase up to 156,250 shares of U.S. Helicopter common stock held by William Street Advisors, LLC, and options to purchase up to 156,250 shares of U.S. Helicopter common stock held by Univest Group Limited, all of which are exercisable within 60 days of March 15, 2006.

(13)	Address: 1 Trimont Lane, 1515-A, Pittsburgh, PA 15211.

(14)	Address: 87 Wilshire Drive, Belle Mead, NJ 08502.

(15)	Includes options held by Dean Borgman (300,000 shares), George Mehm (231,000 shares), Terence Dennison (211,000 shares), William Street Advisors, LLC (156,250) and Univest Group Limited (156,250 shares) to purchase up to a total of 1,054,500 shares of U.S. Helicopter common stock exercisable within 60 days of March 15, 2006.

(16)	A group consisting of John G. Murphy, Gabe Roberts, Donal McSullivan and John Capozzi have agreed to grant an option or transfer up to 250,000 shares of their currently held common stock to facilitate the hiring of a Chief Pilot and a Director of Maintenance, in addition to options to be granted by the Company in connection with these hires. The intrinsic value of the option grant is being recognized in fiscal 2005. In addition, these individuals and Mr. Murphy have agreed to transfer additional shares under certain circumstances, including in the event that other key hires are needed and the Company desires to limit the number of shares issued for these new key hires.

(17)	Includes 1,000 shares held by Mr. Murphy’s son.

(18)	Includes 1,000 shares held by Mr. Roberts’ spouse.

* Less than 1%.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 5 “Market for Common Equity, Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities”.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August, 2004, the Company entered into a Securities Purchase Agreement pursuant to which we agreed to issue $1,300,000 of 5% secured convertible debentures to Cornell Capital. On August 4, 2004, the Company received net proceeds of $772,500 after payment of expenses in the amount of $227,500, from the sale of $1,000,000 worth of debentures. On February 25, 2005, the Company received net proceeds of $270,000 after payment of expenses in the amount of $30,000, from the sale of $300,000 worth of debentures. On April 8, 2005, the Company entered into an Amended and Restated Secured Debenture in the amount of $1,335,424, representing the principal and interest due under the prior debentures as of such date. Since January 1, 2006, we have been required to make monthly payments of $200,000 until all amounts due under the Convertible Debenture are repaid. The debenture bears interest at 5% per annum and is secured by a security agreement covering substantially all business assets of the Company. Up to 10% of all sums due under the Convertible Debenture may be converted at the holder’s option, into shares of the Company’s common stock at a price of $0.20 per share. In the event of a default under the Convertible Debenture, Cornell capital may convert all sums due and payable under the debenture, provided that the number of shares issuable upon such conversion would not result in Cornell Capital owning in excess of 9.99% of the Company’s outstanding common stock, which may only be waived by Cornell Capital either in its sole discretion with 60 days’ notice or without notice upon an event of default. This limitation does not apply to an automatic conversion of any and all amounts remaining due and payable on August 4, 2006. This restriction may significantly limit and delay the Company’s ability to access funds under the SEDA. Cornell Capital has indicated to us that it does not intend to attempt to acquire control of us; however, Cornell Capital is not legally bound or otherwise restricted from exercising its waiver and attempting to exercise a change of control. If Cornell Capital chose to waive the 9.99% share ownership restriction under the Convertible Debentures and acquired the maximum number of shares available to it under both Convertible Debentures, we would issue a total of 8,554,830 shares of common stock (assuming conversion of the entire amount under the Debentures at maturity including accrued interest), which would result in Cornell Capital holding a total of 26.0% of our issued and outstanding shares immediately after such conversion.

On August 23, 2005, we entered into a new Securities Purchase Agreement with Cornell Capital, whereby $220,000 of 5% secured convertible debentures were issued (the “New Convertible Debenture”). On August 23, 2005, we received net proceeds of $190,000 after payment of certain expenses in the amount of $30,000. Since January 1, 2006, we have been required to make monthly payments of $40,000 until all amounts under the August 2005 Convertible Debenture are repaid in full. The August 2005 Convertible Debenture bears interest at 5% per annum and is secured by the Amended and Restated Security Agreement under identical terms as the Convertible Debenture. Up to 10% of all sums due and payable under the August 2005 Convertible Debenture may be converted at Cornell Capital’s option, into shares of our common stock at a price of $0.20 per share. All other material terms of the August 2005 Convertible Debenture are identical to the Convertible Debenture. We intend to file a registration statement with respect to the shares issuable upon conversion of the August 2005 Convertible Debenture in April 2006.

On August 4, 2004, the Company entered into the SEDA with Cornell Capital, which was amended and restated on April 8, 2005. Pursuant to the SEDA the Company may, at its discretion, periodically issue and sell to Cornell Capital, up to $11,000,000 of the Company’s common stock. Upon the execution of the SEDA, the Company agreed to issue 2,472,527 shares of its common stock to Cornell Capital, plus an additional $10,000 worth of the Company’s common stock to Newbridge Securities Corporation (“Newbridge”), as a placement fee, per the Placement Agent Agreement between the Company and Newbridge, valued at the fair market value of the stock as of the date of the initial trading day of the Company’s common stock. As of March 15, 2006, the Company has issued 2,472,527 shares with an aggregate par value of $2,473 in connection with the SEDA.

Donal McSullivan, Senior Vice President and Chief Marketing Officer, and John Capozzi, Marketing and Business Development Advisor and Director, have provided certain consulting services to the Company from its inception. In connection with the provision of such consulting services, they have an agreement with the Company to jointly receive 10% of the proceeds of any financings arranged with Cornell Capital and certain other investors. As of the date of this report, they have received $412,500 of the proceeds of the transactions with Cornell Capital and certain other investors. In addition, Mr. McSullivan and Mr. Capozzi are to receive 10% commissions relating to commuter flight pre-sell seats and scheduled service pre-sell seats pursuant to an agreement dated April 15, 2004. In addition, Mr. Capozzi also has an agreement to provide ongoing marketing consulting services to the Company at a cost of $5,000 per month.

We are a party to an agreement dated October 28, 2005 with William Street Advisors, LLC ("William Street") which provides for payment to William Street of a cash fee equal to five percent of the consideration paid by investors introduced to us by William Street, as well as warrants to purchase up to five percent of the stock purchased by such investors. William Street is a subsidiary of The Chart Group, LP, of which Christopher Brady, one of our directors, is founder and Chairman. In October, 2005, we entered into common stock purchase agreements with six separate purchasers for a total of $6,250,000 whereby we issued 6,250,000 shares and warrants to purchase up to 750,000 shares. In connection with these transactions, we paid William Street a cash fee of $312,500 and warrants to purchase a total of 312,500 shares of our common stock.

ITEM 13. EXHIBITS

(a) Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:

Exhibit No.	Document Description	Location

3.1	Certificate of Incorporation	(1)

3.2	Certificate of Amendment to Certificate of Incorporation	(1)

3.3	Certificate of Designation	(1)

3.4	Amended & Restated Bylaws	(2)

4.1	Specimen of Common Stock Certificate	(1)

4.2	Specimen of Series A Preferred Stock Certificate	(1)

4.3	Form of Common Stock Purchase Warrant	(1)

4.4	Form of Common Stock Purchase Warrant	(1)

10.1	Amended and Restated Standby Equity Distribution Agreement between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(1)

10.2	Registration Rights Agreement between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(1)

10.3	Escrow Agreement between U.S. Helicopter Corporation and Butler, Gonzalez, LLP	(1)

10.4	Placement Agent Agreement between U.S. Helicopter Corporation and Newbridge Securities Corporation	(1)

10.5	Securities Purchase Agreement between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(1)

10.6	5% Secured Convertible Debenture in the principal amount of $1,000,000	(1)

10.7	Amended and Restated Security Agreement between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(4)

10.8	Investor Registration Rights Agreement between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(1)

10.9	Escrow Agreement between U.S. Helicopter Corporation and Butler, Gonzalez, LLP	(1)

10.10	Lock-Up Agreement between U.S. Helicopter Corporation and John G. Murphy	(1)

10.11	Lock-Up Agreement between U.S. Helicopter Corporation and Gabriel Roberts	(1)

10.12	Lock-Up Agreement between U.S. Helicopter Corporation and Rue Reynolds	(1)

10.13	Lock-Up Agreement between U.S. Helicopter Corporation and Clinton L. Pagano	(1)

10.14	Lock-Up Agreement between U.S. Helicopter Corporation and George J. Mehm, Jr.	(1)

10.15	Lock-Up Agreement between U.S. Helicopter Corporation and Donal McSullivan	(1)

10.16	Stock Subscription Agreement between U.S. Helicopter Corporation and John G. Murphy	(1)

10.17	Stock Subscription Agreement between U.S. Helicopter Corporation and Gabriel Roberts	(1)

10.18	Stock Subscription Agreement between U.S. Helicopter Corporation and Rue Reynolds	(1)

10.19	Stock Subscription Agreement between U.S. Helicopter Corporation and John Capozzi	(1)

10.20	Stock Subscription Agreement between U.S. Helicopter Corporation and Donal McSullivan	(1)

10.21	Stock Subscription Agreement between U.S. Helicopter Corporation and George J. Mehm, Jr.	(1)

10.22	Stock Subscription Agreement between U.S. Helicopter Corporation and Gallagher, Briody & Butler	(1)

10.23	Stock Subscription Agreement between U.S. Helicopter Corporation and Clinton L. Pagano	(1)

10.24	Stock Subscription Agreement between U.S. Helicopter Corporation and 3B Group, Inc.	(1)

10.25	Employment Agreement between U.S. Helicopter Corporation and John G. Murphy	(3)

10.26	Employment Agreement between U.S. Helicopter Corporation and George J. Mehm, Jr.	(3)

10.27	Employment Agreement between U.S. Helicopter Corporation and Donal McSullivan	(3)

10.28	Employment Agreement between U.S. Helicopter Corporation and Gabriel Roberts	(3)

10.29	Employment Agreement between U.S. Helicopter Corporation and Terence O. Dennison	(1)

10.30	Employment Agreement between U.S. Helicopter Corporation and Sandy Goldstein	(1)

10.31	Consulting Agreement between U.S. Helicopter Corporation and Phoenix Ventures, LLC	(1)

10.32	Marketing Services Agreement among U.S. Helicopter Corporation, JMC Marketing Services LLC and Donal McSullivan	(1)

10.33	Lease between U.S. Helicopter Corporation and City of Bridgeport, Connecticut	(1)

10.34	Agreement between U.S. Helicopter Corporation and the Port Authority of New York and New Jersey	(1)

10.35	U.S. Helicopter Corporation Stockholders Agreement	(1)

10.36	U.S. Helicopter Corporation 2004 Stock Incentive Plan	(1)

10.37	Placement Agent Agreement between U.S. Helicopter Corporation and North Coast Securities Corporation	(1)

10.38	Employment Agreement between U.S. Helicopter Corporation and John W. Galligan	(1)

10.39	Financial Advisory and Investment Banking Agreement between U.S. Helicopter Corporation and North Coast Securities Corporation	(1)

10.40	Securities Purchase Agreement dated August 23, 2005 between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(4)

10.41	5% Secured Convertible Debenture in the Principal Amount of $220,000	(4)

10.42	Investor Registration Rights Agreement dated August 23, 2005 between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(4)

10.43	Escrow Agreement between U.S. Helicopter Corporation and David Gonzalez, Esq.	(4)

10.44	Letter Amendment to Investor Registration Rights Agreement between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(5)

10.45	Helicopter Lease Agreement dated as of November 1, 2005 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)	(2)

10.46	Employment Agreement between U.S. Helicopter Corporation and John Fagan dated September 16, 2005	(2)

10.47	Convertible Note Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Portfolio Lenders II, LLC	(2)

10.48	Convertible Promissory Note in the amount of $250,000 dated October 26, 2005 payable to Portfolio Lenders II, LLC	(2)

10.49	Warrant to Purchase up to 100,000 shares of Common Stock issued to Portfolio Lenders II, LLC	(2)

10.50	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and International Financial Advisors, K.S.C. (exhibits and schedules omitted)	(2)

10.51	Warrant to Purchase up to 750,000 shares of Common Stock issued to International Financial Advisors, K.S.C.	(2)

10.52	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Ahmad Abdulwahab Al-Nakib (exhibits and schedules omitted)	(2)

10.53	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Abdulwahab A. Al-Nakib (exhibits and schedules omitted)	(2)

10.54	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Peter Londa (exhibits and schedules omitted)	(2)

10.55	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Khaled Magdy El-Marsafy (exhibits and schedules omitted)	(2)

10.56	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Samama Global Corporation (exhibits and schedules omitted)	(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

+	Exhibit filed herewith in this Report.
(1)	Incorporated herein by reference to U.S. Helicopter’s Registration Statement on Form SB-2 dated April 22, 2005.
(2)	Incorporated herein by reference to U.S. Helicopter’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.
(3)	Incorporated herein by reference to U.S. Helicopter’s Amendment No. 1 to Registration Statement on Form SB-2 dated June 27, 2005.
(4)	Incorporated herein by reference to U.S. Helicopter’s Amendment No. 4 to Registration Statement on Form SB-2 dated August 31, 2005.
(5)	Incorporated herein by reference to U.S. Helicopter’s Amendment No. 5 to Registration Statement on Form SB-2 dated September 2, 2005.

(b) Reports on Form 8-K. During the quarter ended December 31, 2005, the Company filed the following Reports on Form 8-K.

We filed a Form 8-K dated November 1, 2005 reporting on the sale of securities in a private placement, the appointment of Christopher D. Brady to the Board of Directors, and the approval of Amended and Restated Bylaws.

We filed a Form 8-K dated December 23, 2005 reporting on the Company’s entry into a General Terms Agreement and an aircraft lease, and the entry into a Technical Services Agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of fiscal 2005 and 2004 for professional services rendered by Moore Stephens PC as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for each of fiscal 2005 and 2004 was $26,856 and $19,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in each of fiscal 2005 and 2004 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14(A) was $0 and $0, respectively.

TAX FEES

The aggregate fees billed in each of fiscal 2005 and 2004 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $655 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in each of fiscal 2005 and 2004 for products and services provided by our principal accountant (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14(A) was $0 and $0, respectively.

We currently do not have a separate audit committee. Currently, our entire Board of Directors performs all the functions that may be delegated to an audit committee. We will establish an audit committee during fiscal 2006 and are currently assessing which members of our Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on our small size, early development stage and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective prior to fiscal 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. HELICOPTER CORPORATION

Date: March 30, 2006	By:	/s/ John G. Murphy
John G. Murphy, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ George J. Mehm, Jr.
George J. Mehm, Jr., Chief Financial Officer, Sr. Vice President and Treasurer (Principal Financial and Accounting Officer)

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dean C. Borgman	Chairman of the Board	March 30, 2006

/s/ John G. Murphy	Chief Executive Officer, President and Director	March 30, 2006

/s/ Col. Clinton L. Pagano, Sr. (Ret.)	Director	March 30, 2006

/s/ John Capozzi	Director	March 30, 2006

/s/ Christopher D. Brady	Director	March 30, 2006

/s/ George A. Fechter	Director	March 30, 2006

/s/ Edward J. Sherman	Director	March 30, 2006

U.S. HELICOPTER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
   U.S. Helicopter Corporation

We have audited the accompanying balance sheets of U.S. Helicopter Corporation, (a Development Stage Company), as of December 31, 2005 and 2004, and the related statements of operations, stockholders equity (deficit), and cash flows for each of the two years in the period ended December 31, 2005, and for the period from March 4, 2003 (inception) to December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Helicopter Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, and for the period from March 4, 2003 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

MOORE STEPHENS, P. C. Certified Public Accountants.

New York, New York
February 27, 2006

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2005	December 31, 2004
Assets:
Current Assets:
Cash	$4,459,397	$501,533
Restricted Cash	250,000	—
Prepaid Expenses	114,336	26,500
Other Current Assets	32,068	240

Total Current Assets	4,855,801	528,273

Property and Equipment:
Leasehold Improvements	116,682	—
Office Equipment	8,906	8,181
Less: Accumulated Depreciation	(2,970)	(549)

Property and Equipment - Net	122,618	7,632

Other Assets:
Deferred Financing Costs, Net of Accumulated Amortization
of $186,562 and $42,288	173,438	167,712
Deferred Offering Costs	167,622	148,551
Deposits	202,765	4,000

Total Other Assets	543,825	320,263

Total Assets	$5,522,244	$856,168

Liabilities and Stockholders’ Equity:
Current Liabilities:
Note Payable	$250,000	$—
Current Maturities of Long-Term Debt	1,555,424	—
Accounts Payable and Accrued Expenses	430,260	132,045
Deferred Salary and Taxes Payable	179,345	87,420
Accrued Salary and Taxes Payable	23,036	11,233

Total Current Liabilities	2,438,065	230,698

Long-Term Debt - Net of Discount of $250,000	—	750,000

Total Liabilities	2,438,065	980,698

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit):
Convertible Series A Preferred Stock, $0.001 Par Value; 1,500,000
Shares Authorized; 316,000 Shares Issued and Outstanding	316	316

Common Stock, $0.001 Par Value; 95,000,000 Shares Authorized;
30,795,723 and 24,545,723 Issued and Outstanding, Respectively	30,796	24,546

Additional Paid In Capital	6,167,184	418,434

Deficit Accumulated During the Development Stage	(3,114,117)	(567,826)

Total Stockholders’ Equity (Deficit)	3,084,179	(124,530)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,522,244	$856,168

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Cumulative from Inception (March 4, 2003) to December 31,	Year ended December 31,
	2005	2005	2004

Revenues	$—	$—	$—

Expenses:
Payroll	1,106,843	826,003	280,840
Payroll Taxes and Benefits	136,534	112,509	24,025
State Minimum Taxes	800	800	—
Professional Fees	622,542	476,154	128,523
Insurance	69,394	53,494	15,900
Office Expense	42,047	28,427	13,600
Printing Expense	15,828	10,000	5,828
Website Design	21,726	21,726	—
Travel	51,691	37,687	14,004
Rent	23,976	20,689	3,287
Lease Expense – equipment	98,834	98,834	—
Reservation Expense	124,450	124,450	—
Advertising	133,000	133,000	—
Licenses and Fees	10,998	10,998	—
Depreciation	2,970	2,421	445

Total Expenses	(2,461,613)	(1,957,192)	(486,556)

Net (Loss) before Interest Income	(2,461,613)	(1,957,192	(486,556)
and Financing Expense

Interest Income	29,295	29,295	—
Interest Expense	(115,237)	(94,120)	(21,117)
Amortization of Beneficial Conversion
Feature of Long-Term Debt	(380,000)	(380,000)	—
Amortization of Deferred Financing Costs	(186,562)	(144,274)	(42,288)

Deduct: Preferred Stock Dividend	—	—	—

Net (Loss) Applicable to Common Shareholders	$(3,114,117)	$(2,546,291)	$(549,961)

Net (Loss) Per Common Share:
Basic and Diluted		$(.10)	$(.02)

Weighted Average Number of Shares		25,590,244	22,621,666

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in-	Stock Subscription	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Issuance of common stock at inception - March 4, 2003	—	$—	1,000	$1	$499	$(500)	$—	$—

Common Stock Split (21,300:1) - July 22, 2004	—	—	21,299,000	21,299	(21,299)	—	—	—

Net loss	—	—	—	—	—	—	(17,865)	(17,865)

Balance at December 31, 2003	—	—	21,300,000	21,300	(20,800)	(500)	(17,865)	(17,865)
Issuance of Common Shares for financing costs at par of $0.001 per share - August 4, 2004	—	—	3,245,723	3,246	—	—	—	3,246
Intrinsic value of beneficial conversion feature of debenture - August 4, 2004	—	—	—	—	250,000	—	—	250,000

Stock subscription payment received - October 15, 2004	—	—	—	—	—	500	—	500
Issuance of Preferred Shares from private placement at par of $0.001 per share - November 23, 2004	105,000	105	—	—	104,895	—	—	105,000
Offering costs associated with private placement of preferred shares - November 23, 2004	—	—	—	—	(76,675)	—	—	(76,675)
Issuance of Preferred Shares from private placement at par of $0.001 per share - December 14, 2004	191,000	191	—	—	190,809	—	—	191,000
Offering costs associated with private placement of preferred shares - December 14, 2004	—	—	—	—	(40,575)	—	—	(40,575)
Issuance of Preferred Shares from private placement at par of $0.001 per share - December 22, 2004	20,000	20	—	—	19,980	—	—	20,000
Offering costs associated with private placement of preferred shares - December 22, 2004	—	—	—	—	(9,200)	—	—	(9,200)

Net loss	—	—	—	—	—	—	(549,961)	(549,961)

Balance at December 31, 2004	316,000	316	24,545,723	24,546	418,434	—	(567,826)	(124,530)
Intrinsic value of beneficial conversion feature of debenture – February 25, 2005	—	—	—	—	75,000	—	—	75,000
Intrinsic value of beneficial conversion feature of debenture – August 24, 2005	—	—	—	—	55,000	—	—	55,000
Issuance of common stock, $0.001 par value - November 1, 2005	—	—	6,250,000	6,250	6,243,750	—	—	6,250,000

Offering costs associated with sale of common shares	—	—	—	—	(625,000)	—	—	(625,000)

Net Loss							(2,546,921)	(2,546,291)

Balance at December 31, 2005	316,000	$316	30,795,723	$30,796	$6,167,184	$—	$(3,114,117)	$3,084,180

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Cumulative from Inception (March 4, 2003) to December 31,	Year ended December 31,
	2005	2005	2004
Operating Activities:
Net (Loss)	$(3,114,117)	$(2,546,291)	$(549,961)
Adjustments to Reconcile Net Income
to Net Cash Provided By (Used for)
Operating Activities:
Depreciation Expense	2,970	2,421	549
Amortization of Deferred Financing	186,562	144,274	42,288
Accrued Interest on Convertible Debenture	35,424	35,424	—
Amortization of Beneficial Conversion
Feature of Long-Term Debt	380,000	380,000	—
Changes in Assets and Liabilities:
Increase (Decrease) in
Prepaid Expenses and Other Current Assets	(146,404)	(119,664)	(30,740)
Accounts Payable and Accrued Liabilities	632,641	401,943	212,833
Deposits	(202,765)	(198,765)	—

Net Cash - Operating Activities	(2,225,689)	(1,900,658)	(325,031)

Investing Activities:
Acquisition of Property and Equipment	(125,588)	(117,407)	(8,181)

Financing Activities:
Proceeds From Long-Term Debt	1,520,000	520,000	1,000,000
Proceeds From Short-Term Debt	250,000	250,000	—
Proceeds From Sale of Preferred Stock	316,500	—	316,500
Proceeds from Sale of Common Stock	6,250,000	6,250,000	—
Payment of Financing Costs	(1,525,826)	(1,044,071)	(481,755)

Net Cash - Financing Activities	6,810,674	5,975,929	834,745

Net Increase (Decrease) in Cash	4,459,397	3,957,864	501,533

Cash - Beginning of Periods	—	501,533	—

Cash - End of Periods	$4,459,397	$4,459,397	$501,533

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$1,204	$635	$258
Income Taxes	$—	$—	$—

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

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS

(1) Business

U.S. Helicopter Corporation, (“U.S. Helicopter,” the “Company,” “we” or “us”) is a development stage company that has devoted most of its efforts to activities such as financial planning, capital raising, and the development of a business plan. Its core business, once operations have begun, will be providing regularly scheduled helicopter shuttle service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. We intend to introduce our service, which we call “Metro-hop Airport Shuttle Service” (“MASS”), in the New York City market with frequent service between Kennedy, Newark Liberty and LaGuardia airports and the New York metropolitan area heliports located at Wall Street, East 34 th Street, and West 30 th Street. U.S. Helicopter was incorporated in the State of Delaware on March 4, 2003.

(2) Summary of Significant Accounting Policies

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

We maintain our cash and cash equivalents in accounts with a major financial institution in the United States in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of December 31, 2005 and December 31, 2004, we had $4,505,320 and $402,396, respectively, in deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

We generally do not require collateral related to our financial instruments.

Fair Value of Financial Instruments – Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure about Fair Value of Financial Instruments,” require the disclosure of fair values for all financial statements, both on- and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of December 31, 2005 and 2004.

Cash Equivalents – We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. We had no cash equivalents at December 31, 2005 and December 31, 2004.

Property and Equipment – We record our property and equipment at cost less accumulated depreciation. For financial reporting purposes, we use the straight-line method to compute depreciation based upon estimated useful lives of five to fifteen years for flight equipment and three to ten years for other equipment. We use a 30% residual value in the calculation of depreciation for our flight equipment. Leasehold improvements are amortized over the shorter of the related lease term or the estimated life of the improvements. Equipment under capital leases are amortized over the lease term and such amortization is included in the depreciation of property and equipment. Upon selling or otherwise disposing of property and equipment, we remove cost and accumulated depreciation from the accounts and reflect any resulting gain or loss in earnings. Depreciation expense totaled $2,359, $1,810, and $104 for the cumulative period from inception (March 4, 2003) to December 31, 2005, and the twelve months ended December 31, 2005 and 2004, respectively.

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS

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

Deferred Salary and Taxes Payable – Effective April 16, 2004, U.S. Helicopter entered into a five-year employment agreement with John G. Murphy. Mr. Murphy is employed as the President and Chief Executive Officer of U.S. Helicopter. Mr. Murphy's annual salary is $225,000. Payment of Mr. Murphy's salary commenced on August 9, 2004. Mr. Murphy deferred payment of 40% of his salary until 60 days after the effectiveness of the Registration Statement for the New Debenture (November 2, 2005). [Note 4]. One-third of the deferred amount of Mr. Murphy's salary was paid to him in December, 2005.

Effective July 14, 2004, U.S. Helicopter entered into a three-year employment agreement with George J. Mehm, Jr. Mr. Mehm is employed as the Senior Vice President, Treasurer and Chief Financial Officer of U.S. Helicopter. Mr. Mehm's annual salary is $130,000. Payment of Mr. Mehm's salary commenced on August 9, 2004. Mr. Mehm deferred payment of 20% of his salary until 60 days after the effectiveness of the Registration Statement for the New Debenture (November 2, 2005) [Note 4]. One-third of the deferred amount of Mr. Mehm's salary was paid to him in December, 2005.

Effective July 14, 2004, U.S. Helicopter entered into a two-year employment agreement with Donal McSullivan. Mr. McSullivan is employed as the Senior Vice President and Chief Marketing Officer of U.S. Helicopter. Mr. McSullivan's annual salary is $130,000. Payment of Mr. McSullivan's salary began on August 9, 2004. Mr. McSullivan deferred payment of 40% of his salary until 60 days after the effectiveness of the Registration Statement for the New Debenture [Note 4]. One-third of the deferred amount of Mr. McSullivan's salary was paid to him in December, 2005.

Effective July 18, 2004, U.S. Helicopter entered into a five-year employment agreement with Gabriel Roberts. Mr. Roberts is employed as the Vice President of Finance and Administration of U.S. Helicopter. Mr. Roberts is currently being paid at the annual rate of $90,000. Payment of Mr. Robert's salary commenced on August 9, 2004 for the New Debenture (November 2, 2005) [Note 4]. Mr. Roberts deferred payment of 20% of his salary until 60 days after effectiveness of the Registration Statement for the New Debenture (November 2, 2005) [Note 4]. One-third of the deferred amount of Mr. Robert's salary was paid to him in December, 2005.

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS

(2) Summary of Significant Accounting Policies (Continued)

Effective August 24, 2004, U.S. Helicopter entered into a two-year employment agreement with Terence O. Dennison. Mr. Dennison is employed as the Senior Vice President and Chief Operating Officer of U.S. Helicopter. Mr. Dennison is currently being paid at the annual rate of $90,000. Payment of Mr. Dennison's salary commenced on August 9, 2004. Mr. Dennison deferred payment of 20% of his salary until 60 days after effectiveness of the Registration Statement for the New Debenture (November 2, 2005) [Note 4]. One-third of the deferred amount of Mr. Dennison's salary was paid to him in December, 2005.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The “modified retrospective” method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

We will adopt SFAS 123R effective January 1, 2006. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. SFAS 123R permits us to continue to use such a model.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We have not yet determined what effect, if any, this change will have on future periods.

Stockholders’ Equity – During July 2004, the Board of Directors and Stockholders effectuated an amendment to our Certificate of Incorporation which provided for a 21,300 for 1 stock split. We also filed an amendment to the Certificate of Incorporation which increased the number of authorized shares of our common stock to 95,000,000 and authorized 5,000,000 shares of blank check Preferred Stock. During October 2004, the Company authorized the issuance of up to 1,500,000 shares of Series A Preferred Stock to investors in a private placement (See Note 5). Shares of Series A Preferred Stock are convertible into Common Stock in certain situations (See Note 5). All share and per share data has been retroactively adjusted to reflect the share split.

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS

(2) Summary of Significant Accounting Policies (Continued)

Revenue Recognition – We recognize revenue when transportation has been provided, including scheduled passenger and charter services.

Income Taxes – We account for income taxes under the provisions of Statement 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances will be established when necessary to reduce deferred tax assets to the amounts expected to be realized. These items could be dilutive in the future.

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common stock, including options and convertible debentures. For the period from inception (March 4, 2003) to December 31, 2005, options, convertible shares of Series A Preferred Stock, and convertible debentures were not included in the computation of diluted loss per share because the effect would be antidilutive.

Deferred Offering Costs – Amounts paid or accrued for costs associated with an anticipated public offering will be expensed and not recorded as a reduction of the net proceeds, if the offering is not consummated. Upon successful completion of such an offering, these expenses will be recorded as a reduction of the net proceeds.

Advertising Costs – We expense advertising costs as incurred.

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” (SFAS No. 153). SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. We do not routinely enter into exchanges that could be considered nonmonetary, accordingly we do not expect the adoption of SFAS 153 to have a material impact on our financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was adopted in the fourth quarter of 2005 and has had no significant impact on our financial position, results of operations or cash flows.

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS

(2) Summary of Significant Accounting Policies (Continued)

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes," for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was adopted in the fourth quarter of 2005. EITF 05-6 did not have a significant impact on our financial position, results of operations or cash flows.

In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance FASB 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins September 15, 2006. FASB 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, FASB issued FASB 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material impact on the Company’s consolidated financial statements.

(3) Deferred Offering Costs and Deferred Financing Costs

We have incurred certain costs related to financing activities since inception. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).

At December 31, 2005 and December 31, 2004, we had net deferred financing costs of $173,438 and $167,212, respectively. These costs were related to the placement of a 5% convertible debenture [Note 4] and are being amortized on a straight-line basis over the life of the debenture. We recorded amortization expense related to deferred financing totaling $186,562, $144,274 and $42,288 for the cumulative period from inception (March 4, 2003) to December 31, 2005 and the years ended December 31, 2005 and 2004, respectively.

At December 31, 2005 and December 31, 2004, we had net deferred offering costs of $167,622 and $148,551, respectively. These costs were primarily related to a Standby Equity Distribution Agreement [Note 5] and will be offset against the proceeds of the offering, when consummated.

During November and December, 2004, $126,450 of costs related to a completed offering were offset against the proceeds of the offering [Note 5].

(4) Convertible Debt

Long-Term Convertible Debt – On August 4, 2004, we issued a $1,000,000 5% interest convertible debenture to an investor in exchange for $1,000,000 in cash.

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS

(4) Convertible Debt (Continued)

Until the debenture is paid in full, the holder of the debenture may convert at will the entire amount or a portion of the debenture into our common stock.

The original terms of this debenture provided that all conversions under the debenture would take place at a rate equal to the lower of $2 per share or eighty percent of the volume weighted average price of the common stock for the five trading days prior to conversion. This beneficial conversion feature was recorded as a discount of $250,000, which was fully expensed upon the effectiveness of the Registration Statement.

On February 24, 2005, we issued a $300,000 5% interest convertible debenture to the same investor to whom we sold the $1,000,000 debenture in exchange for $300,000 in cash. Until the debenture is paid in full, the holder of the debenture may convert at its option the entire amount or a portion of the debenture into our common stock.

The original terms of this debenture provided that all conversions under the debenture would take place at a rate equal to the lower of $2 per share or eighty percent of the volume weighted average price of the common stock for the five trading days prior to conversion. This beneficial conversion feature was recorded as a discount of $75,000, which was fully expensed upon the effectiveness of the Registration Statement.

We issued these debentures with a collateral interest in all of our assets. We committed to registering the potential debenture conversion shares under the Securities Act of 1933 (the “Registration Statement”). The Registration Statement was “deemed effective” by the Securities and Exchange Commission on September 2, 2005.

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

Under the terms of the New Debenture, commencing January 1, 2006, we are required to make payments of the remaining principal balance at the rate of $200,000 per month.

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

In January and February 2006, we paid $240,000 per month to the investor of the New Debenture and the August 2005 Debenture. (See Note 9).

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS

(4) Convertible Debt (Continued)

Short-Term Convertible Debt – On October 26, 2005, we entered into the definitive convertible note purchase agreement (“Short-Term Convertible Debt”) with Portfolio Lenders II, LLC, pursuant to which we issued $250,000 in principal amount of convertible notes, convertible by the holder into our common stock at the price of $0.50 per share. The Short-Term Convertible Debt has an interest rate of 15% per annum, 120 days of which was paid at the time of the closing. Additional consideration of $12,500 was paid at the time of closing. The Short-Term Convertible Debt is not collateralized. We also issued Portfolio Lenders II, LLC a warrant to purchase up to 100,000 shares of our common stock as an inducement to enter into the transaction. The warrant is exercisable at a price of $0.50 per share for a period of five years from its date of issuance. The Short-Term Convertible Debt had been scheduled to be repaid from the proceeds of the private placement of common stock [Note 5]. Although the maturity date has been extended and Portfolio Lenders II, LLC has indicated they will convert, we accounted for the full amount of the repayment proceeds as Restricted Cash as of December 31. [See Note 9]

(5) Securities Offerings

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

Under the terms of the SEDA, the investor will receive a fee equal to 5% of the gross proceeds received by us pursuant to the SEDA. The SEDA has a term of 2 years from the Effectiveness of the SEDA registration.. We committed to registering the SEDA shares under the Securities Act of 1933.

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

Private Placement – We completed a private placement offering of our equity securities at the end of December, 2004. The private placement offering was to a maximum of $1,500,000 through the sale of equity units (the “Units”), each Unit consisting of five shares of our Series A Preferred Stock and two warrants, each warrant exercisable to purchase one share of our common stock. The purchase price per Unit was $5.00. The Series A Preferred Stock is convertible, at the election of the holder thereof, at any time from and after their date of issuance and for a period of three years thereafter into shares of our common stock at a price equal to 80% of the average closing price of our common stock on the OTC-BB for the 20 trading days immediately preceding the day upon which we receive a notice of conversion from the Preferred Stockholder. In the event that our shares are not traded on the OTC-BB, the conversion price would be equal to 80% of the average bid price of our common stock posted in the Pink Sheets for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Preferred Stockholder. In the event that our shares are not traded on the OTC-BB or on the Pink Sheets, the conversion price would be equal to 80% of the fair market value of our common stock on the date upon which we receive the notice of conversion from the Preferred Stockholder. Such fair market value would be determined by an accounting firm selected by us which accounting firm is not then currently performing any other accounting services for us. The warrants included in the Units contain exercise prices equal to 125% and 150%, respectively, of the conversion price of the Series A Preferred Stock. The warrants are subject to adjustment for anti-dilution purposes and include registration rights.

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS

(5) Securities Offerings (Continued)

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

Private Placements of Common Stock – On October 26, 2005, we entered into a Common Stock Purchase Agreement with International Financial Advisors, K.S.C. pursuant to which, on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million. We also issued to this investor on November 1, 2005 a warrant to purchase up to 750,000 shares of our common stock. The warrant is exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance.

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

We paid commissions of $625,000 in cash related to the private placements. As partial compensation for the above private placements of common stock, we issued to one of the arranger’s a warrant to purchase up to 312,500 shares of our common stock. The warrant is exercisable at an exercise price of $1.00 per share for a period of three years from the date of issuance.

(6) Commitments and Contingencies

Operating Leases – To establish our executive offices, we entered into a three year operating lease for real property, which expires on November 30, 2007, at a rate of approximately $780 per month. We lease additional space on a $500 month-to-month basis for our operations base. Total rental expense was $13,624 and $3,287 for the periods ended December 31, 2005 and 2004, respectively.

On February 8, 2006, we entered into a one year lease agreement for office and hangar space. Monthly rent will increase steadily through the term of the lease from approximately $6,300 at inception to approximately $16,000 after July 2006. We also agreed to issue 25,000 shares of our common stock to the lessor.

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS

(6) Commitments and Contingencies (Continued)

We entered into a three year operating lease for a helicopter, which expires on October 31, 2008, at a monthly lease rate of $31,500 per month. There are no purchase or renewal options. Effective November 1, 2005, we secured a Technical Support Agreement to provide us with certain exchange components, spare parts, and technical support for the equipment for the length of the lease term.

We entered into a five year operating lease for a second helicopter, a Sikorsky S76, with a different lessor, which expires on the later of redelivery to the lessor or November 30, 2010, at the monthly rate of $35,834 per month. The second lease provides that the lessor will pay up to $200,000 towards the costs of shipping and modification; the amortization of this amount is included in the lease payment. There are no purchase or renewal options. In connection with this lease, we entered into a Technical Support Agreement (“Support Agreement”) where we will pay a set rate per flight hour, subject to price escalation, to cover all of the helicopter’s major maintenance costs.

Additional Helicopter Lease – On February 14, 2006, we entered into a lease agreement and Support Agreement with an unrelated party whereby we will lease an additional Sikorsky S76 helicopter for five years. In connection with this agreement, we paid the lessor a security deposit of two months rent and the first half-month’s rent.

Minimum future lease payments as of December 31, 2005 were:

Year ending December 31,
2006	821,650
2007	820,513
2008	745,008
2009	430,008
2010	394,174
Thereafter	—

Total Minimum Future Rental Payments	$3,211,353

(6a) Related Party Transactions

Donal McSullivan, Senior Vice President and Chief Marketing Officer, and John Capozzi, Marketing and Business Development Advisor and Director, have provided certain consulting services to the Company from its inception. In connection with the provision of such consulting services, they have an agreement with the Company to jointly receive 10% of the proceeds of any financings arranged with Cornell Capital and certain other investors. As of the date of this report, they have received $412,500 of the proceeds of the transactions with Cornell Capital and certain other investors. In addition, Mr. McSullivan and Mr. Capozzi are to receive 10% commissions relating to commuter flight pre-sell seats and scheduled service pre-sell seats pursuant to an agreement dated April 15, 2004. In addition, Mr. Capozzi also has an agreement to provide ongoing marketing consulting services to the Company at a cost of $5,000 per month.

We are a party to an agreement dated October 28, 2005 with William Street Advisors, LLC ("William Street") which provides for payment to William Street of a cash fee equal to five percent of the consideration paid by investors introduced to us by William Street, as well as warrants to purchase up to five percent of the stock purchased by such investors. William Street is a subsidiary of The Chart Group, LP, of which Christopher Brady, one of our directors, is founder and Chairman. In October, 2005, we entered into common stock purchase agreements with six separate purchasers for a total of $6,250,000 whereby we issued 6,250,000 shares and warrants to purchase up to 750,000 shares. In connection with these transactions, we paid William Street a cash fee of $312,500 and warrants to purchase a total of 312,500 shares of our common stock.

(7) Income Taxes

We have approximately $2,414,000 of capitalized preoperating costs that have not been deducted for tax purposes at December 31, 2005. These deductions may be applied against future taxable income in the sixty month period following the commencement of operations.

These future deductions were recorded by us as deferred tax assets totaling approximately $754,000 and $212,000 at December 31, 2005 and December 31, 2004. As the effective utilization of this deferred tax asset is dependant on future taxable profits, a valuation allowance of approximately $754,000 and $212,000 was recorded at December 31, 2005 and December 31, 2004, respectively, leaving a net deferred tax asset of $-0- for all periods presented.

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS

(8) Employee Stock Options

On July 23, 2004, we issued an option to acquire 231,000 shares of our common stock for $0.50 per share. On October 27, 2004, we issued options to acquire 581,000 shares of our common stock for $0.50 per share. On May 25, 2005, we issued an option to acquire 70,000 shares of our common stock for $0.50 per shares. We recorded no expense for these options under the intrinsic value approach of APBO No. 25. Had compensation cost for these options been determined on the basis of fair value pursuant to Statement 123, net (loss) and net (loss) per share would have been as follows:

	Cumulative from Inception (March 4, 2003) to December 31,	Years ended December 31,
	2005	2005	2004
Net (Loss):
As Reported	$(3,114,117)	$(2,546,921)	$(549,961)

Pro Forma	$(3,114,117)	$(2,546,921)	$(549,961)

Basic and Diluted (Loss) Per Share:
As Reported		$(.10)	$(.02)

Pro Forma		$(.10)	$(.02)

The following is a summary of options outstanding at December 31, 2003, December 31, 2004 and December 31, 2005:

	Weighted Average Number of Shares	Exercise Price
Outstanding at March 4, 2003	—	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2003	—	—
Granted	812,000	0.50
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2004	812,000	$0.50
Granted	70,000	0.50
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2005	882,000	$0.50

	At December 31, 2005	At December 31, 2004

Options Exercisable:	882,000	812,000

U.S. HELICOPTER CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS

(8) Employee Stock Options (Continued)

	Period From Inception [March 4, 2003] through December 31, 2005	Year ended December 31, 2005

Weighted Average Fair Value of Options Granted During the Periods	—	—

The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

	Period From Inception [March 4, 2003] through December 31, 2005	Year ended December 31, 2005

Dividend Yield	—%	—%
Risk-Free Interest Rate	4.75%	4.75%
Expected Life	N/A	2.5 years
Expected Volatility	N/A	N/A

(9) Subsequent Events - Unaudited – Subsequent to the date of the Report of the Independent Registered Public Accounting Firm.

Restructuring of Convertible Notes – Prior to the due date of the March payment of the New Debenture and the August 2005 Debentures, the investor inquired whether we would be interested in restructuring the debt. The restructuring proposes to extend the due date of the payments, increase the amount of the debt to $6,000,000 and pay off approximately $1,100,000 of the old notes. On March 13, 2006, we signed a term sheet with the investor and negotiated definitive documentation. The only remaining condition to closing is the filing of our Form 10KSB, which we anticipate will be completed by March 31, 2006.

Issuance of U.S. Certificates – On February 13, 2006, the U.S. Federal Aviation Administration issued our Air Carrier Certificate. On February 17, 2006, we were advised by the U.S. Department of Transportation that our Certificate of Public Convenience and Necessity, which was issued November 1, 2005, was effective. These two certificates allow us to begin scheduled operations. We began scheduled operations on March 27, 2006, between the Downtown Manhattan Heliport and JFK International Airport.

Extension and Conversion of Short-Term Convertible Debt – We agreed with the holder of the Short-Term Convertible Debt to extend the maturity date. Upon conversion of the debt, we will secure $250,000 in proceeds listed as Restricted Cash as of December 31, 2005. On March 22, 2006, we received a Conversion Notice to convert the Short-Term Convertible Debt into 500,000 shares effective March 26, 2006.

Term-Sheet for Leasing of Five Helicopters – Subsequent to December 31, 2005, we executed a non-binding term sheet for the leasing of five additional helicopters and the provision of a Support Agreement for major maintenance items. Terms of both agreements are substantially similar to our existing agreements.

Deposit Agreement with Sikorsky Aircraft Corporation – Subsequent to December 31, 2005, we executed a Deposit Agreement with Sikorsky Aircraft Corporation for the purchase of four Sikorsky S76 C++ helicopters in late 2007 and early 2008. In accordance with the Deposit Agreement, we paid Sikorsky a $400,000 deposit, which became non-refundable upon our Board of Directors approval. We are in discussions with several parties about financing and there can be no guarantee that adequate financing will be available.

Conversion of Common Stock – Subsequent to December 31, 2005, an investor in our common stock agreed to convert his 494,505 shares into a Convertible Note payable due February 28, 2007 with interest at 10%, payable in common stock.

Recent Sale of Unregistered Securities – On March 30, 2006, we issued a total of 1,000,000 shares of common stock and options to purchase an additional 150,000 shares of common stock to employees, officers and directors in connection with our 2004 Stock Incentive Plan (the "Restricted Stock Awards"). The Restricted Stock Awards have a restriction on transferability and sale for a period of 18 months from and after the issuance date.

