Form 10QSB
period 2006-03-31
U.S. Helicopter CORP
filed 2006-05-15
CIK 1309140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended March 31, 2006

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2006, 32,185,799 shares of common stock.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☑

U.S. HELICOPTER CORPORATION
FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	[Unaudited]
Assets:
Current Assets:
Cash	$6,027,683	$4,459,397
Restricted Cash	53,022	250,000
Accounts Receivable	19,739	—
Prepaid Expenses	134,030	114,336
Other Current Assets	301,765	32,068

Total Current Assets	6,536,239	4,855,801

Property and Equipment:
Leasehold Improvements	661,708	116,682
Office Equipment	136,528	8,906
Less: Accumulated Depreciation	(15,830)	(2,970)

Property and Equipment - Net	782,406	122,618

Other Assets:
Deferred Financing Costs, Net of Accumulated Amortization
of $-0- and $186,562	975,000	173,438
Deferred Offering Costs	213,315	167,622
Deposits	674,433	202,765

Total Other Assets	1,862,748	543,825

Total Assets	$9,181,393	$5,522,244

Liabilities and Stockholders’ Equity:
Current Liabilities:
Note Payable	$—	$250,000
Current Maturities of Long-Term Debt, Net of Discount of $22,867
at March 31, 2006	585,135	1,555,424
Accounts Payable and Accrued Expenses	1,028,897	430,260
Deferred Salary and Taxes Payable	89,672	179,345
Accrued Salary and Taxes Payable	76,401	23,036
Air Traffic Liability	10,991	—
Derivative Liability	267,691	—

Total Current Liabilities	2,058,787	2,438,065

Long-Term Debt – Net of Discount of $3,724,718 and $-0-	2,275,282	—

Long-Term Derivative Liability	3,724,718	—

Deferred Charges	384,608	—

Total Liabilities	8,443,395	2,438,065

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit):
Convertible Series A Preferred Stock, $0.001 Par Value; 1,500,000
Shares Authorized; 316,000 Shares Issued and Outstanding	316	316

Common Stock, $0.001 Par Value; 95,000,000 Shares Authorized;
30,801,218 and 30,795,723 Issued and Outstanding, at March 31, 2006
and December 31, 2005, respectively	30,801	30,796

Additional Paid In Capital	5,922,674	6,167,184

Deficit Accumulated During the Development Stage	(5,215,793)	(3,114,117)

Total Stockholders’ Equity (Deficit)	737,998	3,084,179

Total Liabilities and Stockholders’ Equity (Deficit)	$9,181,393	$5,522,244

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
[UNAUDITED]

	Cumulative from Inception (March 4, 2003) to March 31,	Three months ended March 31,
	2006	2006	2005

Revenues	$13,876	$13,876	$—

Expenses:
Payroll	1,463,486	356,643	182,422
Payroll Taxes and Benefits	190,691	54,157	21,494
Crew Costs and Other	27,981	27,981	—
Maintenance	75,579	75,579	—
Fuel	34,295	34,295	—
Aircraft and Traffic Servicing	10,758	10,758	—
State Minimum Taxes	1,450	650	800
Professional Fees	865,814	227,464	108,155
Insurance	136,595	67,200	9,481
Office Expense	73,858	31,811	5,748
Website and Website Design	29,364	7,638	—
Travel	73,216	21,525	7,074
Rent	59,256	35,280	4,910
Lease Expense – equipment	339,195	240,361	—
Reservation Expense	170,189	45,739	17,200
Advertising	581,426	448,426	3,000
Licenses and Fees	16,183	5,185	3,252
Depreciation and Amortization	15,830	12,861	588

Total Expenses	4,165,166	1,703,553	364,124

Net (Loss) before Interest Income and
Financing Expense	(4,151,290)	(1,689,677)	(364,124)

Interest Income	56,632	27,337	180
Interest Expense	(136,311)	(21,074)	(13,946)
Amortization of Beneficial Conversion
Feature of Long-Term Debt	(380,000)	—	—
Amortization of Deferred Financing Costs	(360,000)	(173,438)	(28,685)
Amortization of Derivative	(242,745)	(242,745)	—
Amortization of Debt Discount	(2,079)	(2,079)	—

Deduct: Preferred Stock Dividend	—	—	—

Net (Loss) Applicable to Common Shareholders	$(5,215,793)	$(2,101,676)	$(406,575)

Net (Loss) Per Common Share:
Basic and Diluted		$(0.07)	$(0.02)

Weighted Average Number of Shares		30,795,784	24,545,723

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S EQUITY
[UNAUDITED]

	Preferred Stock		Common Stock		Additional Paid-in-	Stock Subscription
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Issuance of common stock at inception - March 4, 2003	—	—	21,300,000	1	499	(500)	—	—

Common Stock Split (21,300:1) - July 22, 2004	—	—	—	21,299	(21,299)	—	—	—

Net loss	—	—	—	—	—	—	(17,865)	(17,865)

Balance at December 31, 2003	—	—	21,300,000	21,300	(20,800)	(500)	(17,865)	(17,865)

Issuance of Common Shares for financing costs at par
of $0.001 per share - August 4, 2004	—	—	3,245,723	3,246	—	—	—	3,246
Intrinsic value of beneficial conversion feature of
debenture - August 4, 2004	—	—	—	—	250,000	—	—	250,000

Stock subscription payment received - October 15, 2004	—	—	—	—	—	500	—	500
Issuance of Preferred Shares from private placement at
par of $0.001 per share - November 23, 2004	105,000	105	—	—	104,895	—	—	105,000
Offering costs associated with private placement of
preferred shares - November 23, 2004	—	—	—	—	(76,675)			(76,675)

Issuance of Preferred Shares from private placement at
par of $0.001 per share - December 14, 2004	191,000	191	—	—	190,809	—	—	191,000

Offering costs associated with private placement of
preferred shares - December 14, 2004	—	—	—	—	(40,575)			(40,575)

Issuance of Preferred Shares from private placement at
par of $0.001 per share - December 22, 2004	20,000	20	—	—	19,980	—	—	20,000
Offering costs associated with private placement of
preferred shares - December 22, 2004	—	—	—	—	(9,200)			(9,200)

Net loss	—	—	—	—	—	—	(549,961)	(549,961)

Balance at December 31, 2004 - Forwarded	316,000	316	24,545,723	24,546	418,434	—	(567,826)	(124,530)

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S EQUITY
[UNAUDITED]

	Preferred Stock		Common Stock		Additional Paid-in-	Stock Subscription
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2004 - Forwarded	316,000	316	24,545,723	24,546	418,434	—	(567,826)	(124,530)

Intrinsic value of beneficial conversion feature of
debenture - February 25, 2005	—	—	—	—	75,000	—	—	75,000
Intrinsic value of beneficial conversion feature of
debenture - August 24, 2005	—	—	—	—	55,000	—	—	55,000

Issuance of Common Shares - November 1, 2005	—	—	6,250,000	6,250	6,243,750	—	—	6,250,000
Offering costs associated with common stock sale -
November 1, 2005	—	—	—	—	(625,000)			(625,000)
Net loss							(2,546,291)	(2,546,291)

Balance at December 31, 2005	316,000	316	30,795,723	30,796	6,167,184	—	(3,114,117)	3,084,180
Conversion of Amir Elbaz’s stock to convertible
note - February 23, 2006	—	—	(494,505)	(495)	(494,010)	—	—	(494,505)
Conversion of Portfolio Lenders promissary note -
March 26, 2006	—	—	500,000	500	249,500	—	—	250,000

Net loss							(2,101,676)	(2,101,676)

Balance at March 31, 2006	316,000	316	30,801,218	30,801	5,922,674	—	(5,215,793)	737,998

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
[UNAUDITED]

	Cumulative from Inception (March 4, 2003) to March 31,	Three months ended March 31,
	2006	2006	2005

Operating Activities:
Net (Loss)	$(5,215,793)	$(2,101,676)	$(406,575)
Adjustments to Reconcile Net (Loss)
to Net Cash Provided By (Used for)
Operating Activities:
Depreciation Expense	15,830	12,861	588
Amortization of Deferred Financing	360,000	173,438	28,685
Accrued Interest on Convertible Debenture	35,424	—	—
Amortization of Beneficial Conversion
Feature of Long-Term Debt	380,000	—	—
Amortization of Deferred Income	(15,392)	(15,392)	—
Amortization of Derivative	242,745	242,745	—
Amortization of Debt Discount	2,079	2,079	—
Increase in Restricted Cash	(53,022)	(53,022)	—
Changes in Assets and Liabilities:
Increase (Decrease) in
Accounts Receivable	(19,739)	(19,739)	—
Prepaid Expenses and Other Current Assets	(435,795)	(289,391)	(13,804)
Accounts Payable and Accrued Liabilities	1,271,868	639,226	131,924
Deposits	(674,433)	(471,668)	—
Deferred Charges	400,000	400,000	—

Net Cash - Operating Activities	(3,706,228)	(1,480,539)	(259,182)

Investing Activities:
Acquisition of Property and Equipment	(798,236)	(672,648)	(725)

Financing Activities:
Proceeds From Long-Term Debt	7,520,000	6,000,000	300,000
Proceeds From Short-Term Debt	250,000	—	—
Payment of Short-Term Debt	(1,507,834)	(1,507,834)	—
Proceeds From Sale of Preferred Stock	316,500	—	—
Proceeds from Sale of Common Stock	6,250,000	—
Release of Restricted Cash	250,000	250,000	—
Payment of Financing Costs	(2,546,519)	(1,020,693)	(62,752)

Net Cash - Financing Activities	10,532,147	3,721,473	237,248

Net Increase (Decrease) in Cash	6,027,683	1,568,286	(22,659)

Cash - Beginning of Periods	—	4,459,397	501,533

Cash - End of Periods	$6,027,683	$6,027,683	$478,874

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$2,790	$1,586	$178
Income Taxes	$—	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Since inception, the Company has entered into certain agreements whereby it issued convertible debentures and amended the existing debentures and commitments to purchase its common stock [See Note 4].

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(1) Basis of Presentation

U.S. Helicopter Corporation, (“U.S. Helicopter,” the “Company,” “we” or “us”) is a development stage company that has devoted most of its efforts to activities such as financial planning, capital raising, and the development of a business plan. Its core business will be providing regularly scheduled helicopter shuttle service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. On March 27, 2006, the Company’s flight operations commenced between the Downtown Manhattan Heliport and John F. Kennedy International Airport ("Kennedy"). U.S. Helicopter was incorporated in the State of Delaware on March 4, 2003. We intend to introduce our service, which we call “Metro-hop Airport Shuttle Service” (“MASS”), in the New York City market with frequent service between Kennedy, Newark Liberty and LaGuardia airports and the New York metropolitan area heliports located at Wall Street, East 34 th Street, and West 30 th Street.

The accompanying unaudited consolidated financial statements of U.S. Helicopter have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

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

Concentrations of Credit Risk – Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents in accounts with a major financial institution in the United States in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of March 31, 2006 and December 31, 2005, we had approximately $1,374,000 and $4,505,000, respectively, in deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

We generally do not require collateral related to our financial instruments.

Fair Value of Financial Instruments – Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure about Fair Value of Financial Instruments,” require the disclosure of fair values for all financial statements, both on- and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of March 31, 2006 and December 31, 2005.

Cash Equivalents – We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. We had no cash equivalents at March 31, 2006 and December 31, 2005.

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(2) Summary of Significant Accounting Policies (Continued)

Restricted Cash — We had restricted cash of $53,022 and $250,000 at March 31, 2006 and December 31, 2005. Our restricted cash at March 31, 2006 related to a cash deposit required to secure a letter of credit we were required to post. The restricted cash at December 31, 2005 related to funds held in an escrow account to prepay a short-term payable [Note 4].

Property and Equipment – We record our property and equipment at cost less accumulated depreciation. For financial reporting purposes, we use the straight-line method to compute depreciation based upon estimated useful lives of five to fifteen years for flight equipment and three to ten years for other equipment. We use a 30% residual value in the calculation of depreciation for our owned flight equipment. Leasehold improvements are amortized over the shorter of the related lease term or the estimated life of the improvements. Equipment under capital leases are amortized over the lease term and such amortization is included in the depreciation of property and equipment. Upon selling or otherwise disposing of property and equipment, we remove cost and accumulated depreciation from the accounts and reflect any resulting gain or loss in earnings. Depreciation and amortization expense totaled $15,830, $12,861 and $588 for the cumulative period from inception (March 4, 2003) to March 31, 2006, and the three months ended March 31, 2006 and 2005, respectively.

Impairment of Long-Lived Assets –We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made.

Deposits — We had deposits of $674,433 and $202,765 at March 31, 2006 and December 31, 2005. Deposits are principally related to our leasing of three helicopters and a deposit we placed with a manufacturer for the purchase of four new helicopters.

Accounts Payable — We had accounts payable and accrued expenses of $1,028,897 and $430,260 at March 31, 2006 and December 31, 2005, respectively, broken down as follows:

	March 31, 2006	December 31, 2005
Professional Fees	$254,904	$171,703
Finder’s Fees	480,000	—
Reservations Service	60,000	65,000
Advertising	50,000	63,000
Other Accounts Payable and Accrued Expenses	183,993	130,557

Totals	$1,028,897	$430,260

Air Traffic Liability — We had air traffic liability of $10,991 at March 31, 2006 and $-0- at December 31, 2005. Air traffic liability refers to tickets we have sold where the passenger has not yet used the ticket to fly.

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(2) Summary of Significant Accounting Policies (Continued)

Deferred Salary and Taxes Payable - Effective April 16, 2004, U.S. Helicopter entered into a five-year employment agreement with John G. Murphy. Mr. Murphy is employed as the President and Chief Executive Officer of U.S. Helicopter. Mr. Murphy’s annual salary is $225,000. Payment of Mr. Murphy’s salary commenced on August 9, 2004. Mr. Murphy deferred payment of 40% of his salary until 60 days after the effectiveness of the Registration Statement for the New Debenture (November 2, 2005). [Note 4]. One-third of the deferred amount of Mr. Murphy’s salary was paid to him in December 2005 and an additional one-third was paid to him in March 2006.

Effective July 14, 2004, U.S. Helicopter entered into a three-year employment agreement with George J. Mehm, Jr. Mr. Mehm is employed as the Senior Vice President, Treasurer and Chief Financial Officer of U.S. Helicopter. Mr. Mehm’s annual salary is $130,000. Payment of Mr. Mehm’s salary commenced on August 9, 2004. Mr. Mehm deferred payment of 20% of his salary until 60 days after the effectiveness of the Registration Statement for the New Debenture (November 2, 2005) [Note 4]. One-third of the deferred amount of Mr. Mehm’s salary was paid to him in December 2005 and an additional one-third was paid to him in March 2006.

Effective July 14, 2004, U.S. Helicopter entered into a two-year employment agreement with Donal McSullivan. Mr. McSullivan is employed as the Senior Vice President and Chief Marketing Officer of U.S. Helicopter. Mr. McSullivan’s annual salary is $130,000. Payment of Mr. McSullivan’s salary began on August 9, 2004. Mr. McSullivan deferred payment of 40% of his salary until 60 days after the effectiveness of the Registration Statement for the New Debenture [Note 4]. One-third of the deferred amount of Mr. McSullivan’s salary was paid to him in December 2005 and an additional one-third was paid to him in March 2006.

Effective July 18, 2004, U.S. Helicopter entered into a five-year employment agreement with Gabriel Roberts. Mr. Roberts is employed as the Vice President of Finance and Administration of U.S. Helicopter. Mr. Roberts is currently being paid at the annual rate of $95,000. Payment of Mr. Roberts’ salary commenced on August 9, 2004. Mr. Roberts deferred payment of 20% of his salary until 60 days after effectiveness of the Registration Statement for the New Debenture (November 2, 2005) [Note 4]. One-third of the deferred amount of Mr. Roberts’ salary was paid to him in December 2005 and an additional one-third was paid to him in March 2006. Prior to the commencement of operations, Mr. Roberts was paid at the annual rate of $90,000.

Effective August 24, 2004, U.S. Helicopter entered into a two-year employment agreement with Terence O. Dennison. Mr. Dennison is employed as the Senior Vice President and Chief Operating Officer of U.S. Helicopter. Mr. Dennison is currently being paid at the annual rate of $130,000. Payment of Mr. Dennison’s salary commenced on September 1, 2004. Mr. Dennison deferred payment of 20% of his salary until 60 days after effectiveness of the Registration Statement for the New Debenture (November 2, 2005) [Note 4]. One-third of the deferred amount of Mr. Dennison’s salary was paid to him in December 2005 and an additional one-third was paid to him in March 2006. Prior to the commencement of operations, Mr. Dennison was paid at the annual rate of $90,000.

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(2) Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminated the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted SFAS 123R effective January 1, 2006. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. Under the “modified prospective” method, which the Company has chosen to use, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.

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

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common stock, including options and convertible debentures. For the period from inception (March 4, 2003) to March 31, 2006, options, convertible shares of Series A Preferred Stock, and convertible debentures were not included in the computation of diluted loss per share because the effect would be antidilutive. These items could be dilutive in the future.

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(2) Summary of Significant Accounting Policies (Continued)

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

At March 31, 2006 and December 31, 2005, we had net deferred financing costs of $975,000 and $173,438, respectively. These costs were related to the placement of an 8% convertible debenture [Note 4] and a 5% convertible debenture [Note 4] and are being amortized on a straight-line basis over the life of the debenture. We recorded amortization expense related to deferred financing totaling $360,000, $173,438 and $28,685 for the cumulative period from inception (March 4, 2003) to March 31, 2006 and the three months ended March 31, 2006 and 2005, respectively.

At March 31, 2006 and December 31, 2005, we had net deferred offering costs of $213,315 and $167,622, respectively. These costs were primarily related to a Standby Equity Distribution Agreement [Note 5] and will be offset against the proceeds of the offering, when consummated.

(4) Convertible Debt

Long-Term Convertible Debt –On April 8, 2005, we entered into an Amended and Restated Secured Debenture (the “New Debenture”). The New Debenture was issued in the face amount of $1,335,424 in exchange for the previously issued debentures, which totaled $1,300,000, and accumulated interest through the date of the revision to the agreement. The New Debenture accrues interest at a rate of 5%. Up to 10% of the debenture’s principal, plus interest, may be converted at a price equal to $0.20 per share and we registered shares equal to the amount of shares which may be converted under this agreement, pursuant to a registration statement declared effective by the Securities and Exchange Commission on September 2, 2005.

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

On March 31, 2006 we issued a $6,000,000 8% interest convertible debenture maturing March 31, 2009 (the “2006 Debenture”) to the same investor we sold the New Debenture and the August 2005 Debenture described above. Proceeds from the 2006 Debenture were used to repay a majority of the New Debenture and the August 2005 Debenture such that a combined $113,497 was still outstanding at March 31, 2006 and is eligible in full for conversion at a price of $0.20 per share. The balance after repayment of the debentures and the payment of fees is being used for general working capital purposes.

The above issued convertible notes and warrants (in addition to the Short-Term Convertible Debt described below) require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as either short-term or long-term liabilities (based on the underlying term of the notes) as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations.

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(4) Convertible Debt (Continued)

Short-Term Convertible Debt – On October 26, 2005, we entered into a definitive convertible note purchase agreement (“Short-Term Convertible Debt”) with Portfolio Lenders II, LLC, pursuant to which we issued $250,000 in principal amount of convertible notes, convertible by the holder into our common stock at the price of $0.50 per share. The Short-Term Convertible Debt has an interest rate of 15% per annum, 120 days of which was paid at the time of the closing. Additional consideration of $12,500 was paid at the time of closing. The Short-Term Convertible Debt is not collateralized. We also issued Portfolio Lenders II, LLC a warrant to purchase up to 100,000 shares of our common stock as an inducement to enter into the transaction. The warrant is exercisable at a price of $0.50 per share for a period of five years from its date of issuance. The Short-Term Convertible Debt converted into 500,000 shares effective March 26, 2006.

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

Under the terms of the SEDA, the investor will receive a fee equal to 5% of the gross proceeds received by us pursuant to the SEDA. The SEDA has a term of 2 years from the Effectiveness of the SEDA registration. We committed to registering the SEDA shares under the Securities Act of 1933. Proceeds of the SEDA will be offset against deferred offering costs [Note 3] until those amounts are extinguished.

On April 8, 2005, we entered into an Amended and Restated Standby Equity Distribution Agreement (the “New SEDA”). The New SEDA increased the total amount of stock available for purchase from $10 million to $11 million and the maximum size of each advance was increased from $250,000 to $300,000. Under the New SEDA the maximum advances over each period of 30 days is $1,200,000.

(6) Commitments and Contingencies

Operating Leases – To establish our executive offices, we entered into a three year operating lease for real property, which expires on August 16, 2007 (as amended), at a rate of approximately $780 per month. We lease additional space on a $500 month-to-month basis for our operations base.

Effective February 1, 2006, we entered into an agreement with the same entity to use an additional 1,590 square feet of space at the Downtown Manhattan Heliport (“DMH”) as our passenger facility. The term of the agreement expires August 16, 2007, which corresponds to the expiration of the Port Authority’s agreement with the City of New York for the DMH. The monthly rental for the space is $6,360. In addition, we agreed to pay the Port Authority an additional fee, based on the Gross Receipts we earn from DMH departing flights

On February 8, 2006, we entered into a one year lease agreement for office and hangar space. Monthly rent will increase steadily through the term of the lease from approximately $6,300 at inception to approximately $16,000 after July 2006. We also agreed to issue 20,000 shares of our common stock to the lessor.

Total rental expense was $35,280 and $4,910 for the periods ended March 31, 2006 and 2005, respectively.

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(6) Commitments and Contingencies (Continued)

We entered into a three year operating lease for a helicopter, which expires on October 31, 2008, at a monthly lease rate of $31,500 per month. There are no purchase or renewal options. Effective November 1, 2005, we secured a Technical Support Agreement to provide us with certain exchange components, spare parts, and technical support for the equipment for the length of the lease term. We are in discussions with the lessor of this helicopter to extend the lease for an additional two years [Note 10]

In 2005 and 2006, we entered into separate five year operating leases for two Sikorsky S-76 helicopters with a different lessor. These leases expire five years after the commencement of the leases or redelivery to the lessor. Rent on each helicopter is payable at the monthly rate of $35,834 per month. Each lease provides that the lessor will pay up to $200,000 per helicopter towards the costs of shipping and modification; the amortization of this amount is included in the lease payment. There are no purchase or renewal options. In connection with these leases, we entered into a Technical Support Agreement (“Support Agreement”) where we will pay a set rate per flight hour, subject to price escalation, to cover all of the helicopter’s major maintenance costs.

Minimum future lease payments as of December 31, 2005 were:

Year ending December 31,
2006	$821,650
2007	820,513
2008	745,008
2009	430,008
2010	394,174
Thereafter	—

Total Minimum Future Lease Payments	$3,211,353

Related Party Transactions — Donal McSullivan, Senior Vice President and Chief Marketing Officer, and John Capozzi, Marketing and Business Development Advisor and Director, have provided certain consulting services to the Company from its inception. In connection with the provision of such consulting services, they have an agreement with the Company to jointly receive 10% of the proceeds of any financings arranged with Cornell Capital and certain other investors. As of the date of this report, they have received $732,500 of the proceeds of the transactions with Cornell Capital and certain other investors plus warrants to purchase up to 80,000 shares of the Company’s common stock. In addition, Mr. McSullivan and Mr. Capozzi are to receive 10% commissions relating to commuter flight pre-sell seats and scheduled service pre-sell seats pursuant to an agreement dated April 15, 2004. In addition, Mr. Capozzi also has an agreement to provide ongoing marketing consulting services to the Company at a cost of $5,000 per month, at a time when the Company required such services.

We are a party to an agreement dated October 28, 2005 with William Street Advisors, LLC (“William Street”) which provides for payment to William Street of a cash fee equal to five percent of the consideration paid by investors introduced to us by William Street, as well as warrants to purchase up to five percent of the stock purchased by such investors. William Street is a subsidiary of The Chart Group, LP, of which Christopher Brady, one of our directors, is founder and Chairman. In October, 2005, we entered into common stock purchase agreements with six separate purchasers for a total of $6,250,000 whereby we issued 6,250,000 shares and warrants to purchase up to 750,000 shares. In connection with these transactions, we paid William Street a cash fee of $312,500 and warrants to purchase a total of 312,500 shares of our common stock, of which 156,250 warrants were issued in the name of Univest Group Limited.

U.S. HELICOPTER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

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

(8) Other Events

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

Term-Sheet for Leasing of Five Helicopters – On February 26, 2006, we executed a non-binding term sheet for the leasing of five additional helicopters and the provision of a Support Agreement for major maintenance items. Terms of both agreements are substantially similar to our existing agreements.

(9) Subsequent Events

Lease of One Additional Helicopter – Effective April 25, 2006, we executed a lease agreement for the leasing of one helicopter and the provision of a Support Agreement for major maintenance items. Terms of this agreement are similar to our existing agreements, with the exception of a higher monthly rent and security deposit based on the cost of the lessor to acquire the helicopter. We will take delivery of this helicopter on May 15, 2006.

Recent Sale of Unregistered Securities – In April, we issued a total of 1,000,000 shares of common stock and options to purchase an additional 150,000 shares of common stock to employees, officers and directors in connection with our 2004 Stock Incentive Plan (the “Restricted Stock Awards”). The Restricted Stock Awards have a restriction on transferability and sale for a period of 18 months from and after the issuance date.

. . . . . . .

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

We intend to introduce our MASS service initially in the Metro New York City market with service between John F. Kennedy, Newark Liberty, and La Guardia Airports and the Downtown Manhattan, East 34th Street, and West 30th Street Heliports. Our flight operations commenced on March 27, 2006 between the Downtown Manhattan Heliport and Kennedy Airport. Subsequently we intend to introduce our airport shuttle service in the metropolitan Washington DC, Chicago and Los Angeles markets, with further expansion into other major U.S. metro-markets. The number of passengers who originate or terminate their travel from within close proximity to one of these cities’ heliports is estimated at over 200 million annually. Over 29 million passengers originate or terminate their trips in the island of Manhattan.

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

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the remainder of the pre-operating period and the first full year of operations. As of March 31, 2006, we had an accumulated deficit of $(5,215,793). We have not received any revenues from inception until the start of operations on March 27, 2006. Our operations have been financed primarily through the sale of 5% secured convertible debentures, the private placement of Common Stock, the private placement of convertible notes, and a sale of equity securities comprising 63,200 Units consisting of Series A Preferred Stock and common stock purchase warrants and the sale of 8% convertible debentures. The terms of these debt and equity financings are set forth below.

On October 26, 2005, we entered into an agreement with Portfolio Lenders II, LLC whereby we issued a note (the “Portfolio Lenders Note”) in the principal amount of $250,000. We also issued to the investor a warrant to purchase up to 100,000 shares of our common stock as an inducement to enter into the transaction. The Portfolio Lenders Note accrues interest at the rate of 15% per annum, of which 120 days worth of interest was paid in advance on the closing date. An additional $12,500 origination fee was also paid to the investor at closing. Interest at the rate of 20% per annum was payable upon the occurrence of an event of default under the Portfolio Lenders Note. The Portfolio Lenders Note, together with accrued and unpaid interest, were convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.50 per share. The investor converted all sums due and payable under the Portfolio Lenders Note as of March 26, 2006 into 500,000 shares of common stock. We have separately filed a registration statement including these shares, along with the 100,000 shares of common stock issuable upon exercise of the Portfolio Lenders Warrant.

On October 26, 2005, we entered into a Common Stock Purchase Agreement with International Financial Advisors, K.S.C. pursuant to which, on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million. We also issued to this investor on November 1, 2005 a warrant to purchase up to 750,000 shares of our common stock. The warrant is exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance. We have separately filed a registration statement including the shares of common stock issued and the shares of common stock issuable upon exercise of the warrant.

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

On October 26, 2005, we also entered into separate Common Stock Purchase Agreements with four individual investors pursuant to which we agreed to issue an aggregate of 250,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $250,000. We have separately filed a registration statement including the resale of these shares by such stockholders.

We paid commissions of $325,000 in cash and warrants to purchase up to 162,500 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance in connection with this financing. Of these commissions, a total of $162,500 in cash and warrants to purchase 162,500 shares were paid to broker dealers. We have separately filed a registration statement including the resale of the shares of common stock issuable upon exercise of these warrants by such persons.

On October 26, 2005, we entered into a Common Stock Purchase Agreement with Samama Global Corporation (“Samama”) pursuant to which on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million. We have separately filed a registration statement including the resale of such shares by such stockholder.

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

We paid commissions of $300,000 in cash and warrants to purchase up to 150,000 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance in connection with this financing. Of these commissions, a total of $150,000 in cash and the warrants to purchase 150,000 shares were paid to broker dealers. We have separately filed a registration statement including the resale of the shares of common stock issuable upon the exercise of these warrants by such persons.

In November and December 2004, U.S. Helicopter issued a total of 63,200 of our Units to a limited number of accredited investors pursuant to the 2004 Private Placement in which we received $316,000 before payment of expenses associated with the offering. In connection with the 2004 Private Placement, 20 persons have received a total of 316,000 shares of our Series A Convertible Preferred Stock and 126,400 warrants to purchase our common stock, of which 63,200 warrants have an exercise price equal to 125% of the conversion price of the Series A Preferred Stock and the remaining 63,200 warrants have an exercise price equal to 150% of the conversion price of the Series A Preferred Stock. We have separately filed a registration statement including the resale of shares issuable upon the conversion of the Series A Preferred Stock and upon the exercise of the warrants issued in the 2004 Private Placement.

In addition to the transactions described above, we sold a total of $7.52 million of our convertible debentures pursuant to three Securities Purchase Agreements with Cornell Capital Partners, LP (“Cornell Capital”) in August, 2004, August, 2005, and March, 2006, respectively. We have filed a separate registration statement including the resale of a total of 11,929,689 shares issuable in connection with the August 2005 Debenture and the March 2006 Debenture, as well as the 5,150,000 shares of common stock issuable upon the exercise of warrants issued to Cornell Capital in connection with the March 2006 Debenture.

On March 31, 2006, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $6,000,000 (the “March 2006 Debenture”). The March 2006 Debenture is convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. We are not permitted to issue such number of shares to Cornell Capital upon conversion that would result in Cornell Capital owning in excess of 4.9% of our outstanding common stock, which may only be waived by Cornell Capital either in its sole discretion with 60 days’ notice or without notice upon an event of default. This restriction may significantly limit and delay our ability to access funds under the SEDA. The debentures have a three-year term and accrue interest at 8% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009.

We entered into an amended security agreement with Cornell Capital pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debenture issued by us to Cornell Capital.

We are required to register all shares issuable pursuant to the March 2006 Debenture pursuant to the terms of an Investor Registration Rights Agreement between Cornell Capital and us. We have separately filed a registration statement including a total of 10,802,179 shares of common stock underlying the March 2006 Debenture.

In connection with this financing, we issued to Cornell Capital five year warrants with the following exercise prices: 1,250,000 at $1.00 per share, 1,250,000 at $1.15 per share, 1,250,000 at $1.30 and 1,250,000 at $1.45. We have separately filed a registration statement including these shares with the Securities and Exchange Commission.

In addition to the March 2006 Debenture, we have also entered into Securities Purchase Agreements with Cornell Capital whereby we previously issued a total of $1.52 million in principal of secured convertible debentures in August 2004 ($1,000,000), February 2005 ($300,000) and August 2005 ($220,000). As of the date of this Report, a total of $114,500 remained due under these debentures combined after repayments of approximately $1,028,000 made by the Company on March 31, 2006.

RESULTS OF OPERATIONS

Since inception on March 4, 2003 through March 27, 2006, the Company has had no revenues from operations and did not generate any revenues from operations until March 27, 2006. For the three months ended March 31, 2006 and for the period from inception (March 4, 2003 through March 31, 2006, total revenues were $13,876.

From inception to March 31, 2006, the Company has incurred professional fees totaling $865,814. These fees are comprised of legal fees for general matters, negotiation/closing of the Convertible Debenture transactions, accounting and audit fees, other consulting fees, transfer agent fees and registered agent fees.

Since inception, the Company has incurred operating losses. As of March 31, 2006, our accumulated deficit was $(5,215,793).

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

In addition, in February 2006, we issued a convertible note in the amount of $494,505 to one investor in exchange for 494,505 shares of our common stock held by this investor. This note bears interest at 10% per annum and is repayable on February 23, 2007 and may be extended to February 23, 2008. The note is convertible into shares of our common stock at the lesser of $1.00 per share or 100% of the fair market value of our common stock for the ten trading days prior to the conversion date, provided that the conversion price shall not be less than $0.50 per share.

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

On December 1, 2005, February 14, 2006 and May 15, 2006, respectively, we took delivery of three additional aircraft pursuant to respective lease agreements dated December 1, 2005, February 10, 2006 and April 26, 2006. The lease terms are for five years each. At the time of entering into the leases, we paid the lessor the first month’s rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month and continue during the term.

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

We will need approximately $16.0 million of helicopter lease/debt financing for our next four helicopters, inclusive of deposits required in connection with any financing transaction. It is anticipated that the purchase price per aircraft for the next five used aircraft, including the cost of refurbishment and re-configuration of interiors, will be approximately $3.8 million, which amount is included in the overall purchase price described herein. It is anticipated that the security deposit for these five aircraft will be approximately $0.3 million, with the balance of the purchase price to be in the form of lease financing. It is anticipated that the manufacturers of these aircraft or the financing source, along with the engine manufacturer, will enter into “power-by-the-hour” (“PBH”) arrangements, whereby the Company would be allowed to cover the cost of major maintenance items over a period of time, rather than as the maintenance costs are specifically incurred. The Company has been required to place deposits with the aircraft manufacturers for new aircraft to be delivered between September 2007 and February 2008. Accounting for PBH arrangements will be accomplished through our Statement of Operations, where we will expense in full the amount of such costs at the rates in accordance with any contracts we have in place. We will record deposits made to the manufacturer(s) as Deposits on our Balance Sheet. These deposits could be used by the manufacturer(s) if there is an event of default by us.

In addition to the lease financing described above, it is currently anticipated that the Company would place an order in 2006 for delivery in early 2008 of an additional four new aircraft at an average purchase price of $8.0 million, and an additional fourteen (14) aircraft after 2007 at the same average purchase price. The current anticipated delivery schedule for the initial and additional aircraft for the first year of operations is as follows:

•	November 2, 2005: Received Delivery of one S76B aircraft
•	December 1, 2005: Received Delivery of one S76B aircraft
•	February 14, 2006: Received Delivery of one S76B aircraft
•	May 15, 2006: Received Delivery of one S76B aircraft
•	July 2006: Delivery of one S76B aircraft
•	September 2006: Delivery of one S76B aircraft
•	November 2006: Delivery of two S76B aircraft

The above dates for delivery of aircraft we have not yet received represent the anticipated delivery to us. The aircraft will require modifications to bring them to our standards, which we estimate will take approximately 45 days per aircraft. The Company signed a term sheet on February 26, 2006 for the financing of five aircraft.

There can be no assurance that the Company will be successful in entering into financing agreements for these aircraft. If these financings cannot be consummated, the Company will assess all available alternatives.

To date our financing has come from the sale of $7.52 million of convertible debentures, $0.3 million in private placement proceeds in the 2004 Private Placement, $0.25 million from the sale of a convertible note and $6.25 million in private placement proceeds from the sale of our common stock. We also have the ability to sell up to $11 million of our common stock to Cornell Capital pursuant to the SEDA. We anticipate that we will not need to raise additional capital to finance operations through year-end 2006, assuming that our results of operations reasonably correspond to our business plan. If results of operations fail to meet our reasonable expectations, we may need to raise additional capital to finance operations.

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

DEFERRED OFFERING COSTS AND DEFERRED FINANCING COSTS. We incurred certain costs related to financing activities during the three-month periods ended March 31, 2006 and 2005. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).

Additional Information. With respect to our cash requirements and sources during the next 12 months, see Management’s Discussion and Analysis—Liquidity and Financial Condition. We will lease or purchase approximately four additional 12-seat used, low-time helicopters roughly through and including fourth quarter 2006. During that time period, we expect that our most significant equipment-related and plant-related expenses will be a combination of helicopter lease and/or debt payments (approximately $1.75 million). With respect to changes in number of employees, we have 34 full time employees and five part-time employees as of May 5, 2006 and expect to have approximately 85 full-time and 20 part-time employees at the end of fourth quarter 2006.

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

U.S. Helicopter must raise additional capital in the next 12 months in order to purchase aircraft. Management currently plans to acquire through lease or mortgage up to four additional helicopters during the Company’s first year of operations, for which approximately $16 million in lease/debt financing will be needed. The Company acquired its first four aircraft pursuant to leases on November 1, 2005, December 1, 2005, February 14, 2006 and May 15, 2006. The Company is currently in negotiations with a number of potential financing sources for its startup and aircraft acquisition costs; however, there can be no assurances that a transaction with any of these potential financing sources will be completed.

The Company has 34 full-time employees and five part-time employees as of May 5, 2006 and expects to have a total of approximately 85 full-time and 20 part-time employees as of the end of fourth quarter 2006. As of the end of fourth quarter 2007, the Company expects to have approximately 170 full time and 40 part-time employees.

In August 2004, we received our first tranche of $1.0 million ($772,500 net of expenses) from a financing transaction with Cornell Capital pursuant to the terms of a Securities Purchase Agreement (the “SPA”). In February 2005, we received our second tranche of $300,000 ($270,000 net of expenses) pursuant to the SPA. In exchange for financing under the SPA, we agreed to issue to Cornell Capital $1,300,000 of our 5% secured, convertible debentures. On April 8, 2005, we entered into an Amended and Restated Secured Debenture (the “April 2005 Debenture”) in the amount of $1,335,424, representing the principal and interest due under the prior debentures as of such date. The April 2005 Debenture’s conversion provision entitles Cornell Capital at any time, and from time to time, to convert up to 10% of the principal plus accrued interest into U.S. Helicopter’s $0.001 par value common stock, at a price of $0.20 per share. In the event of a default under the April 2005 Debenture, Cornell Capital may convert up to 100% of all sums due and payable under the Convertible Debenture. To date, we have used the proceeds from these transactions for general working capital purposes and startup costs.

In addition, we entered into an Amended and Restated Standby Equity Distribution Agreement with Cornell Capital in April 2005 (the “SEDA”) whereby we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of $11.0 million. For each share of common stock purchased under the SEDA, Cornell Capital will pay U.S. Helicopter 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Further, Cornell Capital will retain a fee of 5% of each advance under the SEDA. In connection with the SEDA, Cornell Capital received a commitment fee of 2,472,527 shares of our common stock. We are not registering the shares issuable pursuant to the SEDA in this offering.

In addition, on August 23, 2005, we received net proceeds of $190,000 from an additional financing transaction with Cornell Capital pursuant to the terms of a new Securities Purchase Agreement with Cornell Capital, whereby $220,000 of 5% secured convertible debentures were issued (the “August 2005 Debenture”). Since January 1, 2006, we have been required to make monthly payments of $40,000 until all amounts under the August 2005 Debenture are repaid in full. The August 2005 Debenture bears interest at 5% per annum and is secured by the Amended and Restated Security Agreement under identical terms as the April 2005 Debenture. Up to 10% of all sums due and payable under the August 2005 Convertible Debenture may be converted at Cornell Capital’s option, into shares of our common stock at a price of $0.20 per share. All other material terms of the August 2005 Convertible Debenture are identical to the Convertible Debenture.

On March 31, 2006, we received net proceeds of $5,505,000 from an additional financing with Cornell Capital pursuant to the terms of a new Securities Purchase Agreement with Cornell Capital, whereby $6,000,000 of 8% secured convertible debentures were issued (the “March 2006 Debenture”). The March 2006 Debenture is convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The March 2006 Debenture has a three-year term and accrues interest at 8% per year payable in our common stock at the rate equal to the conversion price of the March 2006 Debenture in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009.

We began operations on March 27, 2006 and will ramp up our New York operations throughout 2006 and the first half of 2007. On November 2, 2005, we took delivery of our first helicopter pursuant to a lease dated as of November 1, 2005. On December 1, 2005, February 14, 2006 and May 15, 2006, respectively, we took delivery of three additional aircraft pursuant to respective lease agreements dated December 1, 2005, February 10, 2006 and April 26, 2006, respectively.

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

We anticipate that within approximately 12 months after launching our shuttle service in New York, we will have completed initiation of the Metro-hop Airport Shuttle Service in that market and established the platform for optimum development of our business model. We will then position the company for expansion into other markets both domestically and internationally. Management plans to enter three additional markets after the initial introduction of services in New York, within the five-year timeframe which commenced on March 27, 2006. Washington DC, Chicago, and Los Angeles, along with New York represent the top four markets that we plan to service in the United States. The Washington DC, Chicago, and Los Angeles markets have been identified because they have transportation and congestion problems similar in scope to New York City’s.

We plan to acquire through lease or mortgage and put into service up to four additional helicopters during our first year of flight operations which commenced on March 27, 2006. We received delivery of our initial aircraft on November 2, 2005 pursuant to a lease agreement dated November 1, 2005 for the lease of one Sikorsky S-76B Helicopter. The lease term is for three years with no renewals. At the time of entering into the lease, we paid the lessor the first month’s rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month during the Term. On December 1, 2005, February 14, 2006 and May 15, 2006, respectively, we took delivery of three additional aircraft pursuant to respective lease agreements with a third party dated December 1, 2005, February 10, 2006 and April 26, 2006.

We will need to secure approximately $16 million of helicopter debt/lease financing for our additional aircraft. We have also signed a term sheet on February 26, 2006 for the lease of the next three helicopters and a first right of refusal on the next ten helicopters. We have not completed the financing arrangements necessary for the leasing of these aircraft. Pursuant to the term sheet, we anticipate entering into a five-year lease with monthly payments. The lessor has proposed to pay or reimburse the Company for the cost of transporting the aircraft and all necessary maintenance and inspection work up to $200,000 per aircraft. The lessor will require a security deposit of two months of monthly rent at the time the lease is entered into. In addition, the Company will contract with the lessor for standard “power by the hour” (“PBH”) arrangements covering all major airframe and engine components and parts. The Company will be required to insure the aircraft hull value and passenger liability. The lessor will have a right of first refusal for the next ten helicopters which must be offered at competitive market rates for rent and PBH charges.

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

We are subject to a wide range of governmental regulation by U.S. Federal, regional, state and local governmental agencies. Our ability to continue operations will be adversely affected if any of the entities described below modifies, suspends or revokes our authorizations for failure to maintain compliance with applicable rules and regulations. Our business requires permits, licenses, operating approvals, and various other authorizations by, among others, the following authorities:

•	U.S. Department of Transportation (“DOT”): We filed our application for a Certificate of Public Convenience and Necessity with the DOT on February 14, 2005. On October 17, 2005, we received an Order to Show Cause from the DOT, which permitted us to commence promotion of our scheduled services. On November 1, 2005 we received a “Final Order” from the DOT. We received an “Effective” certificate from the DOT on February 17, 2006.

•	U.S. Federal Aviation Administration (“FAA”): We filed a Pre-Application Statement of Intent with the FAA on February 14, 2005. On March 14, 2005, we filed a formal application with supporting manuals and documentation to obtain a FAR Part-135 Air Carrier Certificate. The FAA has conducted a conformity check of our first helicopter. We received an Air Carrier Certificate from the FAA on February 13, 2006.

•	U.S. Transportation Security Administration (“TSA”): We have been working with personnel of the TSA in Washington, D.C. and New York City to meet TSA guidelines for security operations at the New York City heliports in connection with TSA Part-1542 Airport/Heliport Facility policies and Part-1544 Air Carrier/Aircraft Operator regulations. On June 1, 2005, the TSA issued and approved our security plan under TSA Part-1544. The TSA had assigned a Principal Security Inspector to facilitate the TSA compliance process. The TSA has agreed to conduct all security procedures at New York City-owned heliports (Downtown Manhattan Heliport where TSA security is already being performed and East 34th Street Heliport).

•	U.S. Federal Communication Commission (“FCC”): We have received FCC approval to establish radio frequencies and communications between our operating helicopters and operations facilities.

•	Port Authority of New York and New Jersey: We have signed agreements with the Port Authority for operation and fees at JFK International Airport. We signed agreements for space and bulk take-off fees with the Port Authority for the Downtown Manhattan Heliport. We will need to sign agreements with the Port Authority for LaGuardia and Newark airports.

We Need to Obtain Equipment and Equipment Financing in a Compressed Timeframe with Limited Manpower and Limited Resources. We Could Fail. Certain Financiers May Require an Equity Position in Us in Exchange for Providing Financial and Performance Guarantees.

We plan to acquire through lease or mortgage and put into service up to five additional helicopters during our first year of flight operations which commenced on March 27, 2006. To accomplish this we will need to secure approximately $16 million of helicopter debt/lease or mortgage financing. We have entered into an aircraft lease for our first helicopter on November 1, 2005 and received delivery of the aircraft on November 2, 2005. On December 1, 2005, February 14, 2006 and May 15, 2006, respectively, we took delivery of three additional aircraft pursuant to respective lease agreements dated December 1, 2005, February 10, 2006 and April 26, 2006. On January 9, 2006, we executed a Deposit Agreement with Sikorsky Aircraft Corporation for the purchase of four Sikorsky S76 C++ helicopters in late 2007 and early 2008. In accordance with the Deposit Agreement, we paid Sikorsky a $400,000 deposit, which became non-refundable upon our Board of Directors approval. In addition, we have signed two term sheets (see below); however, there can be no assurances that a transaction with this or any other potential sources will be completed at all, or on terms favorable to us.

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

We Have Limited Revenue from Operations and Must Raise Additional Capital To Finance Operations. Our Operations since Inception have not Generated a Profit.

We began operations on March 27, 2006 but have no revenue from operations prior to that date. We have relied on and will continue to rely on significant external financing to fund our operations. To date our financing has come from the sale of $7.52 million of convertible debentures ($7.52 million funded to date), $6.25 million in private placement proceeds from the sale of our common stock, $0.3 million in private placement proceeds from the 2004 Private Placement and $11.0 million that is available to us under a standby equity distribution agreement (the “SEDA funds”). We anticipate that we will not need to raise additional capital to finance operations through year-end 2006, assuming that our results of operations reasonably correspond to our business plan. If results of operations fail to meet our reasonable expectations, we may need to raise additional capital to finance operations. We must also raise $20 million for the leasing of aircraft.

Our operations since inception in March 2003 have not generated a profit. We generated a net loss of ($17,865) during the period from inception in March 2003 to December 31, 2003, a net loss of ($549,961) during the twelve months ended December 31, 2004, a net loss of $(2,546,291) for the 12 months ended December 31, 2005, a net loss of $(3,114,117) during the period from inception through December 31, 2005, a net loss of $(2,101,676) for the three months ended March 31, 2006 and a net loss of $(5,215,793) during the period from inception through March 31, 2006.

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

We Need to Obtain Contracts for Operating and Landing Facilities.

During the balance of 2006, we must enter into operating/rental agreements with one remaining heliport facility in New York City, and two of the three major airports servicing the New York area. Beginning in 2007, we must enter into operating agreements with facilities of other cities as our operations expand into other target markets throughout the United States. We have obtained operating agreements with the Port Authority of New York and New Jersey for the Downtown Manhattan Heliport and John F. Kennedy Airport. We will need to enter into agreements with the Port Authority with respect to operations at LaGuardia and Newark Liberty Airports. We have entered into an agreement with the FAA-Air Traffic Control Manager for Kennedy, La Guardia and Newark/Liberty Airports. In addition, we must enter into an operating agreement with the East 34th Street Heliport which is currently owned by the City of New York and operated by MacQuery Aviation North America. A similar arrangement will be needed later in the first year of operations for the West 30th Street Heliport owned by the State of New York and operated by Air Pegasus. There can be no guarantee that we will be able to obtain such agreements.

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

We Have a Lack of Operating History.

U.S. Helicopter is a start-up company. Our business plan is focused on entry into the regularly scheduled passenger helicopter industry. Our company had no operating history prior to March 27, 2006. This industry has been dormant in New York since the 1980s. Our efforts in this regard are recent and in varying stages of development. There can be no assurance that successful entry into the regularly scheduled passenger helicopter industry will occur or that we will be able to develop our business plan as a new line of business. Moreover, our lack of an operating history in the passenger helicopter industry makes it impossible to predict whether or not the company will operate profitably. While our management collectively possesses substantial experience in the aviation industry, and certain experience in taking start-up companies from formation to an operational stage, there can be no assurances that U.S. Helicopter will be able to locate, hire and retain the necessary personnel to manage and operate the business, develop and implement necessary systems, obtain contracts and obtain financing as contemplated in our business plan.

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

The operation of helicopters inherently involves a degree of risk. Hazards such as aircraft incidents (including incidents due to mechanical failure, human error, and other causes), collisions, fire and adverse weather and marine conditions are part of the business of providing helicopter services and may result in personal injury, loss of life, damage to property and equipment and suspension or reduction of operations. Any loss of our liability insurance coverage, once obtained, or the loss, expropriation or confiscation of, or severe damage to, a material number of our helicopters could adversely affect our operations or financial condition. We cannot assure you that we will be able to maintain adequate insurance coverage in the future at commercially reasonable rates or that it will be available to us.

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

We have received our initial four aircraft between November 2005 and May 2006. Our estimated delivery of eight aircraft over the first 12 months as follows:

•	November 2, 2005: Received Delivery of one S76B aircraft
•	December 1, 2005: Received Delivery of one S76B aircraft
•	February 14, 2006: Received Delivery of one S76B aircraft
•	May 15, 2006: Received Delivery of one S76B aircraft
•	July 2006: Delivery of one S76B aircraft
•	September 2006: Delivery of one S76B aircraft
•	November 2006: Delivery of two S76B aircraft

The above dates for delivery of aircraft we have not yet received represent the anticipated delivery to us. The aircraft will require modifications to bring them to our standards, which we estimate will take approximately 45 days per aircraft. These acquisitions would require financing in the amount of $16 million. Acquisition of aircraft involves a variety of risks relating to its ability to be successfully placed into service, including:

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

We may be Unable to Protect our Intellectual Property Against Unauthorized Use by Third Parties.

Our success and ability to compete depends in part upon our proprietary rights and intellectual property. On March 21, 2006, we obtained registration of the mark “U.S. Helicopter” from the United States Patent and Trademark Office. However, existing laws afford only limited protection for our intellectual property. Despite our efforts to protect our intellectual property, a third party could utilize our corporate name without authorization. Our means of protecting our proprietary rights may not be adequate and our competitors may use our corporate name to our disadvantage. If we are unable to adequately protect our intellectual property or become subject to intellectual property infringement claims, we could incur costly and time-consuming litigation.

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

RISKS RELATED TO CORNELL CAPITAL FINANCING

We are party to certain agreements with Cornell Capital relating to the issuance of approximately $7.52 million in convertible debentures and the sale of up to $11.0 million worth of our common stock pursuant to the SEDA (as defined below). Investors should be aware that there are certain risks and uncertainties associated with such agreements. In addition, while the Company entered into the SEDA in August, 2004, in light of the successful financings that the Company has closed in the past 12 months, it does not currently intend to file a registration statement to register the shares issuable under the SEDA. The decision in this regard is anticipated by the end of 2006. Investors should take this into account when considering the following risk factors.

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

Cornell Capital Could Acquire a Significant Amount of Our Common Stock and, if it Does So, Could Exercise Significant Influence Over Us.

Cornell Capital currently owns 1,674,936 shares of common stock and, based upon the conversion rights under the March 2006 Convertible Debenture, could acquire up to 18.2% of our common stock based on a conversion price of $1.45 per share, or an estimated 22.9% if the conversion price is assumed to be $1.00 per share. The acquisition of such interest would be dependent upon the occurrence of an event of default under the Convertible Debentures and a waiver of Cornell Capital’s restriction on owning more than 4.9% of our issued and outstanding common stock. If Cornell Capital acquired such 18.2%-22.9% of our common stock, it could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of Cornell Capital may differ from the interests of other stockholders.

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

If We Default under the Convertible Debentures, Cornell Capital may Convert All Amounts Due into Shares of Our Common Stock.

Cornell Capital is restricted from converting more than 10% of all amounts due and owing under the Convertible Debentures issued in April 2005 (in the total remaining principal amount of approximately $100,000) and August 2005 (in the total remaining principal amount of approximately $15,000) into shares of our common stock. In addition, Cornell Capital is restricted from converting more than 4.9% of all amounts due and owing under the Convertible Debenture issued in March, 2006 (in the principal amount of $6,000,000) into shares of our common stock. In the event of a default under the terms of the Convertible Debentures, however, Cornell Capital may convert all amounts due and owing thereunder without regard to such restrictions and may sell or transfer any such shares without any contractual restriction whatsoever. The issuance of shares pursuant to the Convertible Debentures under such circumstances and the subsequent sale could lower the market price of our common stock.

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

The Investor under the SEDA Will Pay One Percent Less than the Then-Prevailing Market Price of our Common Stock.

The common stock to be issued under the SEDA will be issued at a 1% discount to the volume weighted average price for the 5 days immediately following the notice date of an advance. These discounted sales could cause the price of our common stock to decline.

The Sale of our Stock under our SEDA Could Encourage Short Sales by Third Parties, which could Contribute to the Future Decline of our Stock Price.

The significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the SEDA could encourage short sales by third parties. In a short sale, a prospective seller borrows stock from a shareholder or broker and sells the borrowed stock. The prospective seller hopes that the stock price will decline, at which time the seller can purchase shares at a lower price to repay the lender. The seller profits when the stock price declines because it is purchasing shares at a price lower than the sale price of the borrowed stock. Such sales could place further downward pressure on the price of our common stock by increasing the number of shares being sold.

Restrictions Under the Convertible Debentures and the SEDA Could Significantly Limit Our Ability to Access Funds Under the SEDA.

We are prohibited from issuing shares to Cornell Capital upon conversion of the Convertible Debenture issued in March, 2006 which would result in Cornell Capital holding in excess of 4.9% of our common stock, or pursuant to the SEDA and the April 2005 and August 2005 Debentures which would result in Cornell Capital holding in excess of 9.9% and 9.99%, respectively, of our issued and outstanding common stock. Pursuant to the terms of the Convertible Debentures, this restriction may only be waived by Cornell Capital either in its sole discretion with 60 days’ notice or without notice upon an event of default. This restriction may significantly limit and delay our ability to access funds under the SEDA and, accordingly, may affect our ability to implement our business plan.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the first quarter of fiscal 2006 or subsequent to the date of the evaluation by its management thereof.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS; USE OF PROCEEDS FROM REGISTERED SECURITIES

In April, 2006, we entered into a Consulting Agreement dated March 1, 2006 with IGAS Enterprises, LLC (“IGAS”). In consideration for the consulting services rendered to us during the 24-month term of the agreement, we agreed to issue 200,000 shares of our common stock to IGAS. We have filed a registration statement including these shares with the Securities and Exchange Commission on May 12, 2006.

On February 8, 2006, we entered into a one-year Lease Agreement with Three Wing Flying Service, Inc. (“Three Wing”) for lease of office and hangar space at Sikorsky Memorial Airport in Stratford, Connecticut. The agreement provides for monthly payments of $6,334 for the month of February 2006, $10,268 for the months of March and April, 2006, $13,800 for the months of May through July 2006 and $16,000 per month for the balance of the lease. In connection with this lease, we agreed to issue 20,000 shares of our common stock to Three Wing. We have filed a registration statement including these shares with the Securities and Exchange Commission on May 12, 2006.

In February 2006, we issued a convertible note (the “Elbaz Note”) in the amount of $494,505 to Mr. Elbaz in exchange for 494,505 shares of our common stock held by Mr. Elbaz. Mr. Elbaz had previously acquired such shares in a private transaction with Cornell Capital. The Elbaz Note bears interest at 10% per annum and is repayable on February 23, 2007 and may be extended to February 23, 2008. The Elbaz Note is convertible into shares of our common stock at the lesser of $1.00 per share or 100% of the fair market value of our common stock for the ten trading days prior to the conversion date, provided that the conversion price shall not be less than $0.50 per share. We have filed a registration statement with the Securities and Exchange Commission on May 12, 2006 that includes up to 1,186,812 shares of our common stock issuable upon conversion of the Elbaz Note.

All other unregistered equity securities sold during the quarter ended March 31, 2006 have previously been reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) Aircraft Lease

On May 10, 2006, we entered into an Aircraft Specific Lease Agreement with an unrelated third party (“Lessor”) dated April 26, 2006 (the “Aircraft Lease”), pursuant to which we took delivery on May 15, 2006 of a Sikorsky S76B Aircraft (“S76B”), in accordance with the terms and conditions of the Aircraft Lease and a General Terms Agreement entered into between Lessor and us on December 19, 2005 (the “General Terms Agreement”). The term of the Aircraft Lease shall commence on the date the S76B is delivered (which is anticipated to be May 12, 2006) and shall terminate May 5, 2011 or when the S76B is returned to Lessor, whichever is later. At the time of entering into the Aircraft Lease, we paid Lessor the rental payment and a deposit as defined in the Aircraft Lease. Lessor has agreed to make all necessary arrangements to obtain a certificate of airworthiness to allow us to operate the S76B under U.S. FAA Part 135. To date, we have leased a total of three aircraft from Lessor pursuant to the General Terms Agreement and three aircraft lease agreements.

We have agreed to redeliver the S76B at the end of the Term in accordance with certain redelivery conditions set forth in the Aircraft Lease and the General Terms Agreement. We have also agreed to enter into a Technical Support Agreement with a party affiliated with the Lessor for technical maintenance and support of the S76B.

(b) Technical Support Agreement

On May 10, 2006, we also entered into a Technical Support Agreement Amendment (“Support Agreement Amendment”) with a party affiliated with Lessor (“the Other Party”) pursuant to which the Other Party has agreed to provide us with exchange components as described in the agreement, spare parts, and technical support for the S76B. The Support Agreement Amendment amends the Technical Support Agreement (the “Support Agreement”) entered into between the Other Party and us dated December 1, 2005 to add the additional aircraft leased by us from the Lessor. The term of the Support Agreement is from December 1, 2005 until December 1, 2010. After the expiration of the five year term, the Support Agreement may be renewed for periods of one year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this Report or incorporated herein by reference:

Exhibit No.	Document Description	Location

3.1	Certificate of Incorporation	(1)

3.2	Certificate of Amendment to Certificate of Incorporation	(1)

3.3	Certificate of Designation	(1)

3.4	Amended & Restated Bylaws	(2)

4.1	Specimen of Common Stock Certificate	(1)

4.2	Specimen of Series A Preferred Stock Certificate	(1)

4.3	Form of Common Stock Purchase Warrant	(1)

4.4	Form of Common Stock Purchase Warrant	(1)

10.1	Amended and Restated Standby Equity Distribution Agreement between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(1)

10.2	Registration Rights Agreement between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(1)

10.3	Escrow Agreement between U.S. Helicopter Corporation and Butler, Gonzalez, LLP	(1)

10.4	Placement Agent Agreement between U.S. Helicopter Corporation and Newbridge Securities Corporation	(1)

10.5	Securities Purchase Agreement between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(1)

10.6	5% Secured Convertible Debenture in the principal amount of $1,000,000	(1)

10.7	Amended and Restated Security Agreement between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(6)

10.8	Investor Registration Rights Agreement between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(1)

10.9	Escrow Agreement between U.S. Helicopter Corporation and Butler, Gonzalez, LLP	(1)

10.10	Lock-Up Agreement between U.S. Helicopter Corporation and John G. Murphy	(1)

10.11	Lock-Up Agreement between U.S. Helicopter Corporation and Gabriel Roberts	(1)

10.12	Lock-Up Agreement between U.S. Helicopter Corporation and Rue Reynolds	(1)

10.13	Lock-Up Agreement between U.S. Helicopter Corporation and Clinton L. Pagano	(1)

10.14	Lock-Up Agreement between U.S. Helicopter Corporation and George J. Mehm, Jr.	(1)

10.15	Lock-Up Agreement between U.S. Helicopter Corporation and Donal McSullivan	(1)

10.16	Stock Subscription Agreement between U.S. Helicopter Corporation and John G. Murphy	(1)

10.17	Stock Subscription Agreement between U.S. Helicopter Corporation and Gabriel Roberts	(1)

10.18	Stock Subscription Agreement between U.S. Helicopter Corporation and Rue Reynolds	(1)

10.19	Stock Subscription Agreement between U.S. Helicopter Corporation and John Capozzi	(1)

10.20	Stock Subscription Agreement between U.S. Helicopter Corporation and Donal McSullivan	(1)

10.21	Stock Subscription Agreement between U.S. Helicopter Corporation and George J. Mehm, Jr.	(1)

10.22	Stock Subscription Agreement between U.S. Helicopter Corporation and Gallagher, Briody & Butler	(1)

10.23	Stock Subscription Agreement between U.S. Helicopter Corporation and Clinton L. Pagano	(1)

10.24	Stock Subscription Agreement between U.S. Helicopter Corporation and 3B Group, Inc.	(1)

10.25	Employment Agreement between U.S. Helicopter Corporation and John G. Murphy	(3)

10.26	Employment Agreement between U.S. Helicopter Corporation and George J. Mehm, Jr.	(3)

10.27	Employment Agreement between U.S. Helicopter Corporation and Donal McSullivan	(3)

10.28	Employment Agreement between U.S. Helicopter Corporation and Gabriel Roberts	(3)

10.29	Employment Agreement between U.S. Helicopter Corporation and Terence O. Dennison	(1)

10.30	Employment Agreement between U.S. Helicopter Corporation and Sandy Goldstein	(1)

10.31	Consulting Agreement between U.S. Helicopter Corporation and Phoenix Ventures, LLC	(1)

10.32	Marketing Services Agreement among U.S. Helicopter Corporation, JMC Marketing Services LLC and Donal McSullivan	(1)

10.33	Lease between U.S. Helicopter Corporation and City of Bridgeport, Connecticut	(1)

10.34	Agreement between U.S. Helicopter Corporation and the Port Authority of New York and New Jersey	(1)

10.35	U.S. Helicopter Corporation Stockholders Agreement	(1)

10.36	U.S. Helicopter Corporation 2004 Stock Incentive Plan	(1)

10.37	Placement Agent Agreement between U.S. Helicopter Corporation and North Coast Securities Corporation	(1)

10.38	Employment Agreement between U.S. Helicopter Corporation and John W. Galligan	(1)

10.39	Financial Advisory and Investment Banking Agreement between U.S. Helicopter Corporation and North Coast Securities Corporation	(1)

10.40	Securities Purchase Agreement dated August 23, 2005 between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(4)

10.41	5% Secured Convertible Debenture in the Principal Amount of $220,000	(4)

10.42	Investor Registration Rights Agreement dated August 23, 2005 between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(4)

10.43	Escrow Agreement between U.S. Helicopter Corporation and David Gonzalez, Esq.	(4)

10.44	Letter Amendment to Investor Registration Rights Agreement between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(5)

10.45	Helicopter Lease Agreement dated as of November 1, 2005 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)	(2)

10.46	Employment Agreement between U.S. Helicopter Corporation and John Fagan dated September 16, 2005	(2)

10.47	Convertible Note Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Portfolio Lenders II, LLC	(2)

10.48	Convertible Promissory Note in the amount of $250,000 dated October 26, 2005 payable to Portfolio Lenders II, LLC	(2)

10.49	Warrant to Purchase up to 100,000 shares of Common Stock issued to Portfolio Lenders II, LLC	(2)

10.50	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and International Financial Advisors, K.S.C. (exhibits and schedules omitted)	(2)

10.51	Warrant to Purchase up to 750,000 shares of Common Stock issued to International Financial Advisors, K.S.C.	(2)

10.52	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Ahmad Abdulwahab Al-Nakib (exhibits and schedules omitted)	(2)

10.53	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Abdulwahab A. Al-Nakib (exhibits and schedules omitted)	(2)

10.54	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Peter Londa (exhibits and schedules omitted)	(2)

10.55	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Khaled Magdy El-Marsafy (exhibits and schedules omitted)	(2)

10.56	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Samama Global Corporation (exhibits and schedules omitted)	(2)

10.57	Securities Purchase Agreement dated March 31, 2006 between U.S. Helicopter Corporation and Cornell Capital Partners, LP (exhibits and schedules omitted)	(6)

10.58	8% Secured Convertible Debenture in the Principal Amount of $6,000,000	(6)

10.59	Investor Registration Rights Agreement dated March 31, 2006 between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(6)

10.60	Lock-Up Agreement dated March 31, 2006 between U.S. Helicopter Corporation and Donal McSullivan	(6)

10.61	Lock-Up Agreement dated March 31, 2006 between U.S. Helicopter Corporation and Terence O. Dennison	(6)

10.62	Lock-Up Agreement dated March 31, 2006 between U.S. Helicopter Corporation and John G. Murphy	(6)

10.63	Lock-Up Agreement dated March 31, 2006 between U.S. Helicopter Corporation and George J. Mehm, Jr.	(6)

10.64	Lock-Up Agreement dated March 31, 2006 between U.S. Helicopter Corporation and Gabriel S. Roberts	(6)

10.65	Warrant CCP-01 to Purchase up to 1,250,000 shares of Common Stock issued to Cornell Capital Partners, LP	(6)

10.66	Warrant CCP-02 to Purchase up to 1,250,000 shares of Common Stock issued to Cornell Capital Partners, LP	(6)

10.67	Warrant CCP-03 to Purchase up to 1,250,000 shares of Common Stock issued to Cornell Capital Partners, LP	(6)

10.68	Warrant CCP-04 to Purchase up to 1,250,000 shares of Common Stock issued to Cornell Capital Partners, LP	(6)

10.69	Warrant CCP-05 to Purchase up to 150,000 shares of Common Stock issued to Cornell Capital Partners, LP	(6)

10.70	Consulting Agreement dated as of March 1, 2006 between U.S. Helicopter Corporation and IGAS Enterprises, LLC	(6)

10.71	Financial Advisory and Investment Banking Agreement dated as of April 1, 2006 between U.S. Helicopter Corporation and North Coast Securities Corporation	(6)

10.72	Form of Restricted Stock Award	(6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

+	Exhibit filed herewith.
(1)	Incorporated herein by reference to U.S. Helicopter’s Registration Statement on Form SB-2 dated April 22, 2005.
(2)	Incorporated herein by reference to U.S. Helicopter’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.
(3)	Incorporated herein by reference to U.S. Helicopter’s Amendment No. 1 to Registration Statement on Form SB-2 dated June 27, 2005.
(4)	Incorporated herein by reference to U.S. Helicopter’s Amendment No. 4 to Registration Statement on Form SB-2 dated August 31, 2005.
(5)	Incorporated herein by reference to U.S. Helicopter’s Amendment No. 5 to Registration Statement on Form SB-2 dated September 2, 2005.
(6)	Incorporated herein by reference to U.S. Helicopter’s Registration Statement on Form SB-2 dated May 12, 2006.

(b) Reports on Form 8-K. During the quarter ended March 31, 2006, the Company filed the following Reports on Form 8-K:

On February 13, 2006, the Company filed a Report on Form 8-K regarding the appointment of George A. Fechter and Edward J. Sherman to the Company’s Board of Directors.

On February 23, 2006, the Company filed a Report on Form 8-K regarding the entry into an aircraft lease agreement with an unrelated third party lessor and the entry into a technical support agreement with a party affiliated with such lessor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. HELICOPTER CORPORATION
Date: May 15, 2006	BY:	/s/ John G. Murphy
John G. Murphy Chief Executive Officer and President (Principal Executive Officer)

	BY:	/s/ George J. Mehm, Jr.
George J. Mehm, Jr. Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

