Form 10QSB/A
period 2005-09-30
U.S. Helicopter CORP
filed 2006-06-09
CIK 1309140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB


(MARK ONE)

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                      TO
                               --------------------    ---------------------

                        COMMISSION FILE NUMBER 001-32580


                           U.S. HELICOPTER CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)




           DELAWARE                                             27-0096927
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

           6 EAST RIVER PIERS, SUITE 216, DOWNTOWN MANHATTAN HELIPORT
                               NEW YORK, NY 10004
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                 (212) 248-2002
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 30, 2006, 32,185,799 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this Report or incorporated herein by reference:


3.4    Amended & Restated Bylaws                                             (1)

10.1   Helicopter Lease Agreement dated as of November 1, 2005+

10.2   Employment Agreement between U.S. Helicopter Corporation and John
       Fagan dated September 16, 2005                                        (1)

10.3   Convertible Note Purchase Agreement dated October 26, 2005 between U.S. Helicopter Corporation and Portfolio Lenders
       II, LLC                                                               (1)

10.4   Convertible Promissory Note in the amount of $250,000 dated           (1)
       October 26, 2005 payable to Portfolio Lenders II, LLC

10.5    Warrant to Purchase up to 100,000 shares of Common Stock
        issued to Portfolio Lenders II, LLC                                  (1)

10.6    Common Stock Purchase Agreement dated October 26, 2005 between       (1)
        U.S. Helicopter Corporation and International Financial
        Advisors, K.S.C. (exhibits and schedules omitted)

10.7    Warrant to Purchase up to 750,000 shares of Common Stock             (1)
        issued to International Financial Advisors, K.S.C.

10.8    Common Stock Purchase Agreement dated October 26, 2005 between       (1)
        U.S. Helicopter Corporation and Ahmad Abdulwahab Al-Nakib
        (exhibits and schedules omitted)

10.9    Common Stock Purchase Agreement dated October 26, 2005 between       (1)
        U.S. Helicopter Corporation and Abdulwahab A. Al-Nakib
        (exhibits and schedules omitted)

10.10   Common Stock Purchase Agreement dated October 26, 2005 between       (1)
        U.S. Helicopter Corporation and Peter Londa (exhibits and schedules omitted)

10.11   Common Stock Purchase Agreement dated October 26, 2005 between       (1)
        U.S. Helicopter Corporation and Khaled Magdy El-Marsafy
        (exhibits and schedules omitted)

10.12   Common Stock Purchase Agreement dated October 26, 2005 between       (1)
        U.S. Helicopter Corporation and Samama Global Corporation
        (exhibits and schedules omitted)

31.1    Certification of Chief Executive Officer pursuant to Section
        302 of Sarbanes-Oxley Act of 2002                                    (1)

31.2    Certification of Chief Financial Officer pursuant to Section
        302 of the Sarbanes-Oxley Act of 2002                                (1)

32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002                                           (1)

32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002                                           (1)




+       Exhibit filed herewith in this Report.


(1)     Incorporated herein by reference to U.S. Helicopter's
        Quarterly Report on Form 10-QSB for the quarter ended
        September 30, 2005 as filed on November 14, 2005.


(b) Reports on Form 8K. During the quarter ended September 30, 2005, the Company filed the following Reports on Form 8-K:

        None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         U.S. HELICOPTER CORPORATION

Date: June 9, 2006       BY:   /S/ JOHN G. MURPHY
                               ------------------

                               John G. Murphy
                               Chief Executive Officer and President
                               (Principal Executive Officer)

                         BY:   /S/ GEORGE J. MEHM, JR.
                               -----------------------
                               George J. Mehm, Jr.
                               Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)