Form 10QSB
period 2006-06-30
U.S. Helicopter CORP
filed 2006-08-14
CIK 1309140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 7, 2006, 32,264,870 shares of common stock.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☑

U.S. HELICOPTER CORPORATION
FORM 10-QSB
FOR THE PERIOD ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

U.S. HELICOPTER CORPORATION

BALANCE SHEETS

June 30, 2006 [Unaudited]

Assets:
Current Assets:
Cash	$3,104,918
Restricted Cash	53,402
Accounts Receivable	88,903
Inventory	11,710
Prepaid Expenses	376,455
Other Current Assets	193,585

Total Current Assets	3,828,973

Property and Equipment:
Leasehold Improvements	956,439
Office Equipment	77,764
Less: Accumulated Depreciation	(77,242)

Property and Equipment - Net	956,961

Other Assets:
Deferred Financing Costs, Net of Accumulated Amortization
of $54,750	1,040,250
Deferred Offering Costs	215,136
Deposits	767,350

Total Other Assets	2,022,736

Total Assets	$6,808,670

Liabilities and Stockholders’ Equity:
Current Liabilities:
Current Maturities of Long-Term Debt, Net of Discount of $16,630	$591,371
Accounts Payable and Accrued Expenses	750,664
Deferred Salary and Taxes Payable	—
Deferred Payroll Taxes	2,530
Accrued Salary and Taxes Payable	52,135
Air Traffic Liability	39,375
Derivative Liability	236,401

Total Current Liabilities	1,672,476

Long-Term Debt – Net of Discount of $3,501,749	2,498,251

Long-Term Derivative Liability	3,131,217

Deferred Charges	559,439

Total Liabilities	7,861,383

Commitments and Contingencies	—

Stockholders’ Equity (Deficit):
Convertible Series A Preferred Stock, $0.001 Par Value; 1,500,000
Shares Authorized; 47,000 Shares Issued and Outstanding
at June 30, 2006	47

Common Stock, $0.001 Par Value; 95,000,000 Shares Authorized;
32,264,870 Issued and Outstanding, at June 30, 2006	32,265

Additional Paid In Capital	8,290,996

Deferred Equity Compensation	(1,470,761)

Accumulated Deficit	(7,905,260)

Total Stockholders’ Equity (Deficit)	(1,052,713)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,808,670

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION

STATEMENTS OF OPERATIONS
[UNAUDITED]

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005

Revenues	$304,852	$—	$290,975	$—

Expenses:
Payroll	1,286,406	388,540	929,763	206,117
Payroll Taxes and Benefits	130,075	33,025	75,918	16,637
Crew Costs and Other	53,023	—	25,042	—
Maintenance	360,273	—	284,694	—
Fuel	138,502	—	104,207	—
Aircraft and Traffic Servicing	68,687	—	57,929	—
State Minimum Taxes	844	800	194	—
Professional Fees	797,923	192,460	570,459	84,305
Insurance	241,823	39,084	174,623	24,499
Office Expense	84,815	33,318	53,003	24,756
Website and Website Design	18,231	9,490	10,593	9,490
Travel	32,556	17,229	11,032	9,970
Rent	128,937	9,821	93,657	4,910
Lease Expense – equipment	595,018	—	354,657	—
Reservation Expense	96,507	29,450	50,768	12,249
Advertising	812,777	—	364,352	—
Licenses and Fees	10,943	4,124	5,758	871
Depreciation and Amortization	79,069	1,199	66,208	611

Total Expenses	4,936,409	758,540	3,232,857	394,415

Net (Loss) before Interest Income
and Financing Expense	(4,631,557)	(758,540)	(2,941,882)	(394,415)

Interest Income	72,374	—	45,037	—
Interest Expense	(154,533)	(29,968)	(133,458)	(16,202)
Amortization of Deferred Financing Costs	(228,188)	(62,342)	(54,750)	(33,658)
Gain from Derivative Liabilities	382,046	—	624,791	—
Amortization of Debt Discount	(231,284)	—	(229,205)	—

Deduct: Preferred Stock Dividend	—	—	—	—

Net (Loss) Applicable to Common Shareholders	$(4,791,142)	$(850,850)	$(2,689,467)	$(444,275)

Net (Loss) Per Common Share:
Basic and Diluted	$(.15)	$(.03)	$(.08)	$(.02)

Weighted Average Number of Shares	31,478,963	24,545,723	32,154,635	24,545,723

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION

STATEMENTS OF CASH FLOWS
[UNAUDITED]

	Six months ended June 30,
	2006	2005

Operating Activities:
Net (Loss)	$(4,791,142)	$(850,850)
Adjustments to Reconcile Net (Loss)
to Net Cash Provided By (Used for)
Operating Activities:
Depreciation Expense	79,069	1,199
Amortization of Deferred Financing	228,188	62,342
Amortization of Deferred Income	(40,561)	—
Gain from Derivative Liabilities	(382,046)	—
Amortization of Debt Discount	231,284	—
Fees paid to Directors – Noncash	170,599	—
Amortization of Deferred Equity Compensation	279,156	—
Fees paid to Placement Agent – Noncash	10,000	—
Changes in Assets and Liabilities:
Accounts Receivable	(88,903)	—
Prepaid Expenses and Other Current Assets	(116,345)	(3,154)
Restricted Cash	(53,403)	—
Accounts Payable and Accrued Liabilities	277,969	166,071
Deposits	(564,585)	—
Deferred Charges	600,000	—

Net Cash - Operating Activities	(4,160,720)	(624,392)

Investing Activities:
Acquisition of Property and Equipment	(913,411)	(725)

Financing Activities:
Proceeds From Long-Term Debt	6,000,000	335,424
Payment of Short-Term Debt	(1,507,834)	—
Release of Restricted Cash	250,000	—
Payment of Financing Costs	(1,022,514)	(65,385)

Net Cash - Financing Activities	3,719,652	270,039

Net Increase (Decrease) in Cash	(1,354,479)	(355,078)

Cash - Beginning of Periods	4,459,397	501,533

Cash - End of Periods	$3,104,918	$146,455

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$2,096	$223
Income Taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Since inception, the Company has entered into certain agreements whereby it issued convertible debentures and amended the existing debentures and commitments to purchase its common stock [See Note 10].

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(1) Basis of Presentation

U.S. Helicopter Corporation, (“U.S. Helicopter,” the “Company,” “we” or “us”) began flight operations on March 27, 2006 commencing between the Downtown Manhattan Heliport and John F. Kennedy International Airport (“Kennedy”). Prior to that date, we were a development stage company that had devoted most of its efforts to activities such as financial planning, capital raising, and the development of a business plan. The Compay’s core business will be providing regularly scheduled helicopter shuttle service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. U.S. Helicopter was incorporated in the State of Delaware on March 4, 2003. We intend to introduce our service, which we call “Metro-hop Airport Shuttle Service” (“MASS”), in the New York City market with frequent service between Kennedy, Newark Liberty and LaGuardia airports and the New York metropolitan area heliports located at Wall Street, East 34 th Street, and West 30 th Street.

The accompanying unaudited consolidated financial statements of U.S. Helicopter have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. Prior year amounts have in some cases been reclassified to conform to the current year’s presentation.

(2) Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal adjustments and recurring accruals) which are necessary to present a fair statement of the results for the interim periods presented and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-Q. The significant accounting policies followed by the Company are set forth in Note (2) to the Company’s consolidated financial statements in the June 30, 2006 Form 10-Q.

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

Concentrations of Credit Risk – Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents in accounts with a major financial institution in the United States in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of June 30, 2006 we had approximately $3,080,000 in deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

We generally do not require collateral related to our financial instruments.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(2) Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments – Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure about Fair Value of Financial Instruments,” require the disclosure of fair values for all financial statements, both on- and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of June 30, 2006.

Cash Equivalents – We consider all highly liquid investments with original maturities of six months or less when purchased to be cash equivalents. We had no cash equivalents at June 30, 2006 and December 31, 2005.

Restricted Cash – We had restricted cash of $53,402 at June 30, 2006. Our restricted cash at June 30, 2006 related to a cash deposit required to secure a letter of credit we were required to post.

Property and Equipment – We record our property and equipment at cost less accumulated depreciation. For financial reporting purposes, we use the straight-line method to compute depreciation based upon estimated useful lives of two to five years for flight equipment one and two years for other equipment. We use a 30% residual value in the calculation of depreciation for our owned flight equipment. Leasehold improvements are amortized over the shorter of the related lease term or the estimated life of the improvements. Equipment under capital leases are amortized over the lease term and such amortization is included in the depreciation of property and equipment. Upon selling or otherwise disposing of property and equipment, we remove cost and accumulated depreciation from the accounts and reflect any resulting gain or loss in earnings. Depreciation and amortization expense totaled $79,069, $1,199, $66,208 and $611 for the six months ended June 30, 2006 and 2005, and the three months ended June 30, 2006 and 2005, respectively.

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

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(2) Summary of Significant Accounting Policies (Continued)

Revenue Recognition – We recognize revenue when transportation has been provided, including scheduled passenger and charter services. We recognize amounts related to unused tickets when the contractual period allowing ticket changes has expired.

We had revenue for the three month periods ended June 30 and March 31, 2006 as follows:

	Three months ended June 30, 2006	Three months ended March 31, 2006

Scheduled Passenger	$129,894	$13,577
Charter	155,227	0
Miscellaneous	5,854	300

Total	$290,975	$13,877

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

(3) Deposits

We had deposits of $767,350 at June 30, 2006. Deposits are principally related to our leasing of four helicopters and a deposit we placed with a manufacturer for the purchase of four new helicopters.

(4) Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $750,664 at June 30, 2006, broken down as follows:

June 30, 2006

Professional Fees	$92,051
Reservations Service	79,600
Advertising	79,738
Maintenance	198,434
Interest	140,078
Other Accounts Payable and	160,763
Accrued Expenses

Totals	$750,664

(5) Air Traffic Liability

We had air traffic liability of $39,375 at June 30, 2006. Air traffic liability refers to tickets we have sold where the passenger has not yet used the ticket to fly.

(6) Deferred Salary and Taxes Payable

Effective April 16, 2004, U.S. Helicopter entered into a five-year employment agreement with John G. Murphy. Mr. Murphy is employed as the President and Chief Executive Officer of U.S. Helicopter. Mr. Murphy's annual salary is $225,000. Payment of Mr. Murphy's salary commenced on August 9, 2004. Mr. Murphy deferred payment of 40% of his salary until 60 days after the effectiveness of the Registration Statement for the New Debenture which was deemed effective by the SEC on September 2, 2005. [Note 10]. One-third of the deferred amount of Mr. Murphy's salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(6) Deferred Salary and Taxes Payable (Continued)

Effective July 14, 2004, U.S. Helicopter entered into a three-year employment agreement with George J. Mehm, Jr. Mr. Mehm is employed as the Senior Vice President, Treasurer and Chief Financial Officer of U.S. Helicopter. Mr. Mehm's annual salary is $130,000. Payment of Mr. Mehm's salary commenced on August 9, 2004. Mr. Mehm deferred payment of 20% of his salary until 60 days after the effectiveness of the Registration Statement which was deemed effective by the SEC on September 2, 2005 [Note 10]. One-third of the deferred amount of Mr. Mehm's salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006

Effective July 14, 2004, U.S. Helicopter entered into a two-year employment agreement with Donal McSullivan. Mr. McSullivan is employed as the Senior Vice President and Chief Marketing Officer of U.S. Helicopter. Mr. McSullivan's annual salary is $130,000. Payment of Mr. McSullivan's salary began on August 9, 2004. Mr. McSullivan deferred payment of 40% of his salary until 60 days after the effectiveness of the Registration Statement for the New Debenture which was deemed effective by the SEC on September 2, 2005 [Note 10]. One-third of the deferred amount of Mr. McSullivan's salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006.

Effective July 18, 2004, U.S. Helicopter entered into a five-year employment agreement with Gabriel Roberts. Mr. Roberts is employed as the Vice President of Finance and Administration of U.S. Helicopter. Mr. Roberts is currently being paid at the annual rate of $95,000. Payment of Mr. Roberts' salary commenced on August 9, 2004. Mr. Roberts deferred payment of 20% of his salary until 60 days after effectiveness of the Registration Statement for the New Debenture which was deemed effective by the SEC on September 2, 2005 [Note 10]. One-third of the deferred amount of Mr. Roberts' salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006. Prior to the commencement of operations, Mr. Roberts was paid at the annual rate of $90,000.

Effective August 24, 2004, U.S. Helicopter entered into a two-year employment agreement with Terence O. Dennison. Mr. Dennison is employed as the Senior Vice President and Chief Operating Officer of U.S. Helicopter. Mr. Dennison is currently being paid at the annual rate of $130,000. Payment of Mr. Dennison's salary commenced on September 1, 2004. Mr. Dennison deferred payment of 20% of his salary until 60 days after effectiveness of the Registration Statement for the New Debenture which was deemed effective by the SEC on September 2, 2005 [Note 10]. One-third of the deferred amount of Mr. Dennison's salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006. Prior to the commencement of operations, Mr. Dennison was paid at the annual rate of $90,000.

(7) Stock-Based Compensation

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

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(8) Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common stock, including options and convertible debentures. For the three ans six month periods ending June 30, 2006 and 2005, options, convertible shares of Series A Preferred Stock, and convertible debentures were not included in the computation of diluted loss per share because the effect would be antidilutive. These items could be dilutive in the future.

(9) Deferred Offering Costs and Deferred Financing Costs

We have incurred certain costs related to financing activities since inception. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).

At June 30, 2006 we had net deferred financing costs of $1,040,250. These costs were related to the placement of an 8% convertible debenture [Note 10] and a 5% convertible debenture [Note 10] and are being amortized on a straight-line basis over the life of the debenture. We recorded amortization expense related to deferred financing totaling $228,188, $62,342, $54,750 and $33,658 for the six months ended June 30, 2006 and 2005 and for the three months ended June 30, 2006 and 2005, respectively.

At June 30, 2006, we had net deferred offering costs of $215,136. These costs were primarily related to a Standby Equity Distribution Agreement [Note 11] and will be offset against the proceeds of the offering, when consummated.

(10) Convertible Debt

Long-Term Convertible Debt –On April 8, 2005, we entered into an Amended and Restated Secured Debenture (the “New Debenture”). The New Debenture was issued in the face amount of $1,335,424 in exchange for the previously issued debentures, which totaled $1,300,000, and accumulated interest through the date of the revision to the agreement. The New Debenture accrues interest at a rate of 5%. Up to 10% of the debenture’s principal, plus interest, may be converted at a price equal to $0.20 per share and we registered shares equal to the amount of shares which may be converted under this agreement, pursuant to a registration statement declared effective by the Securities and Exchange Commission (the “SEC”) on September 2, 2005.

On August 23, 2005, we issued a $220,000 5% interest convertible debenture to the same investor to whom we sold the $1,335,424 New Debenture described in exchange for $220,000 in cash (the “August 2005 Debenture”). The August 2005 Debenture accrues interest at a rate of 5%. Up to 10% of the debenture’s principal, plus interest, may be converted at a price equal to $0.20 per share and we are committed to register shares equal to the amount of shares which may be converted under this agreement, pursuant to a registration statement declared effective by the SEC on June 13, 2006.

In February 2006 we issued a convertible note (the “February 2006 Note”) in the amount of $494,505 to an investor in exchange for 494,505 shares of our common stock held by the investor. This investor had previously acquired such shares in a private transaction with Cornell Capital Partners LP. The February 2006 Note bears interest at 10% per annum and is repayable on February 23, 2007 and may be extended to February 23, 2008. The February 2006 Note is convertible into shares of our common stock at the lesser of $1.00 per share or 100% of the fair market value of our common stock for the ten trading days prior to the conversion date, provided that the conversion price shall not be less than $0.50 per share. We registered shares equal to the amount of shares which may be converted under the February 2006 Note pursuant to a registration statement declared effective by the SEC on June 13, 2006.

On March 30, 2006 we issued a $6,000,000 8% interest convertible debenture maturing March 31, 2009 (the “2006 Debenture”) to the same investor we sold the New Debenture and the August 2005 Debenture described above. Proceeds from the 2006 Debenture were used to repay a majority of the New Debenture and the August 2005 Debenture such that a combined $113,497 was still outstanding at June 30, 2006 and is eligible in full for conversion at a price of $0.20 per share. The balance after repayment of the debentures and the payment of fees is being used for general working capital purposes. We registered shares equal to the amount of shares which may be converted under this agreement pursuant to a registration statement declared effective by the SEC on June 13, 2006.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(10) Convertible Debt (Continued)

The above issued convertible notes and warrants (in addition to the Short-Term Convertible Debt described below) required the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as either short-term or long-term liabilities (based on the underlying term of the notes) as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations.

In valuing the terms of the 2006 Debenture in accordance with SFAS No. 133, we elected to value the debenture using the Black Scholes model. The effect of this valuation was the creation of a long-term derivative liability of $3,724,718, which is also recorded as a discount to the 2006 Debenture. This discount is being amortized over the 36 month life of the 2006 Debenture. The long-term derivative liability is being valued using the Black Scholes model. During the second quarter, we recorded a credit of $624,791 in the Statement of Operations.

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

(11) Securities Offerings

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

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(11) Securities Offerings (Continued)

Under the terms of the SEDA, the investor will receive a fee equal to 5% of the gross proceeds received by us pursuant to the SEDA. The SEDA has a term of 2 years from the Effectiveness of the SEDA registration. We committed to registering the SEDA shares under the Securities Act of 1933. Proceeds of the SEDA will be offset against deferred offering costs [Note 9] until those amounts are extinguished.

On April 8, 2005, we entered into an Amended and Restated Standby Equity Distribution Agreement (the “New SEDA”). The New SEDA increased the total amount of stock available for purchase from $10 million to $11 million and the maximum size of each advance was increased from $250,000 to $300,000. Under the New SEDA the maximum advances over each period of 30 days is $1,200,000.

(12) Commitments and Contingencies

Operating Leases – To establish our executive offices, we entered into a three year operating lease for real property, which expires on August 16, 2007 (as amended), at a rate of approximately $780 per month. We lease additional space on a $500 month-to-month basis for our operations base.

Effective February 1, 2006, we entered into an agreement with the same entity to use an additional 1,590 square feet of space at the Downtown Manhattan Heliport (“DMH”) as our passenger facility. The term of the agreement expires August 16, 2007, which corresponds to the expiration of the Port Authority’s agreement with the City of New York for the DMH. The monthly rental for the space is $6,360. In addition, we agreed to pay the Port Authority an additional fee, based on the Gross Receipts we earn from DMH departing flights.

On February 8, 2006, we entered into a one year lease agreement for office and hangar space. Monthly rent has increased steadily through the term of the lease from approximately $6,300 per month at inception to approximately $16,000 after July 2006. We also issued 20,000 shares of our common stock to the lessor.

Total rental expense was $128,937 and $9,821 for the six months ended June 30, 2006 and 2005, respectively. Total rental expense was $93,657 and $4,910 for the three months ended June 30, 2006 and 2005, respectively.

We entered into a three year operating lease for a helicopter, which expires on October 31, 2008, at a monthly lease rate of $31,500 per month. There are no purchase or renewal options. Effective November 1, 2005, we secured a Technical Support Agreement to provide us with certain exchange components, spare parts, and technical support for the equipment for the length of the lease term. We are in discussions with the lessor of this helicopter to extend the lease for an additional two years [Note 10]

In 2005 and 2006, we entered into separate five year operating leases for three Sikorsky S-76 helicopters with a different lessor. These leases expire five years after the commencement of the leases or redelivery to the lessor. Rent on two of the helicopters is payable at the monthly rate of $35,834 per month and at monthly rate of $45,417 for the third aircraft. Each lease provides that the lessor will pay up to $200,000 per helicopter towards the costs of shipping and modification; the amortization of this amount is included in the lease payment. There are no purchase or renewal options. In connection with these leases, we entered into a Technical Support Agreement (“Support Agreement”) where we will pay a set rate per flight hour, subject to price escalation, to cover all of the helicopter’s major maintenance costs.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(12) Commitments and Contingencies (Continued)

Minimum future lease rent payments as of December 31, 2005 were:

Year ending December 31,
2006	$821,650
2007	820,513
2008	745,008
2009	430,008
2010	394,174
Thereafter	—

Total Minimum Future Lease Payments	$3,211,353

Related Party Transactions — Donal McSullivan, Senior Vice President and Chief Marketing Officer, and John Capozzi, Marketing and Business Development Advisor and Director, have provided certain consulting services to the Company from its inception. In connection with the provision of such consulting services, they have an agreement with the Company to jointly receive 10% of the proceeds of any financings arranged with Cornell Capital and certain other investors. As of the date of this report, they have received $732,500 of the proceeds of the transactions with Cornell Capital and certain other investors plus warrants to purchase up to 100,000 shares of the Company’s common stock. In addition, Mr. McSullivan and Mr. Capozzi are to receive 10% commissions relating to commuter flight pre-sell seats and scheduled service pre-sell seats pursuant to an agreement dated April 15, 2004. In addition, Mr. Capozzi also has an agreement to provide ongoing marketing consulting services to the Company at a cost of $5,000 per month.

We are a party to an agreement dated October 28, 2005 with William Street Advisors, LLC (“William Street”) which provides for payment to William Street of a cash fee equal to five percent of the consideration paid by investors introduced to us by William Street, as well as warrants to purchase up to five percent of the stock purchased by such investors. William Street is a subsidiary of The Chart Group, LP, of which Christopher Brady, one of our directors, is founder and Chairman. In October 2005, we entered into common stock purchase agreements with six separate purchasers for a total of $6,250,000 whereby we issued 6,250,000 shares and warrants to purchase up to 750,000 shares. In connection with these transactions, we paid William Street a cash fee of $312,500 and warrants to purchase a total of 312,500 shares of our common stock, of which 156,250 warrants were issued in the name of Univest Group Limited.

(13) Income Taxes

We have approximately $2,414,000 of capitalized preoperating costs that have not been deducted for tax purposes at December 31, 2005. These deductions may be applied against future taxable income in the sixty month period following the commencement of operations.

These future deductions were recorded by us as deferred tax assets totaling approximately $754,000 at December 31, 2005. As the effective utilization of this deferred tax asset is dependant on future taxable profits, a valuation allowance of approximately $754,000 was recorded at December 31, 2005, leaving a net deferred tax asset of $-0- for all periods presented.

(14) Other Events

Restricted Common Stock and Options and Incentive Payments:

In April, we issued a total of 1,000,000 shares of common stock and options to purchase an additional 150,000 shares of common stock to employees, officers and directors in connection with our 2004 Stock Incentive Plan (the “Restricted Stock Awards”). The Restricted Stock Awards have a restriction on transferability and sale for a period of 18 months from and after the issuance date.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

(14) Other Events (Continued)

In connection with the issuance of the common shares above, we recorded a $1,450,000 Deferred Equity Compensation account in the Stockholders’ Equity section of our financial statements. This amount is being amortized over a period of 18 months from the issuance date. During the second quarter, we recorded payroll expense and amortization of $241,667.

In connection with the issuance of the options to purchase 150,000 of common stock described above, we recorded $170,599 of payroll expense in the second quarter of 2006 to reflect the fair value of the options granted.

During the second quarter, the Company paid cash incentive payments of $25,000 (in addition to 75,000 restricted shares) each to George Mehm, Terence O. Dennison, Gabriel Roberts and Donal McSullivan. Mr. Murphy received a cash incentive payment of $150,000 but did not receive any restricted stock grant. The incentive payments and restricted stock awards are in consideration of management’s efforts during the Company’s start-up phase and in recognition of their efforts in commencing flight operations by May 31, 2006.

North Coast Securities:

In connection with an agreement with a second Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated as of April 1, 2006, we paid North Coast a fee of warrants to purchase 350,000 shares of the Company’s common stock. The Company retained the right to cancel a total of 25% of these warrants in the event that it is not reasonably satisfied with North Coast’s performance under the agreement as of October 1, 2006. We registered the shares issuable under the warrants pursuant to a registration statement declared effective by the SEC on June 13, 2006.

In connection with the issuance of the North Coast warrants, we recorded $299,918 to the Deferred Equity Compensation account in the Stockholders’ Equity section of our financial statements. This amount is being amortized over a period of 24 months from the issuance date. During the second quarter, we recorded amortization of $37,490 and recorded the same amount as consulting fees.

IGAS Enterprises, LLC:

In connection with an agreement with consulting services with IGAS Enterprises, LLC (“IGAS”), dated as of March 1, 2006, we agreed to issue IGAS 200,000 shares of the Company’s common stock.

In connection with the issuance of the IGAS common shares, we recorded the value of the shares of $290,000 in the Stockholders’ Equity section of our financial statements. This amount is being amortized over a period of 24 months from the issuance date. During the second quarter, we recorded amortization of $36,250 and recorded the same amount as consulting fees.

Conversion of Preferred Stock:

During the second quarter of 2006, 20 holders of our Preferred Stock converted 269,000 shares into common stock at prices ranging from $0.98 to $1.44. In accordance with the provision of this stock agreement, warrants to purchase shares of our common stock were priced at 125% and 150% of the conversion price.

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

Our principal target market is the business traveler who, we believe, will be willing to pay fares between $139 and $159. Individual travelers will purchase tickets at the higher price range. Large corporate travel management companies or corporations will purchase volume sales, which will be negotiated at a “per-ticket-price” at the lower end of the price range and will be based upon large ticket commitments. Our approximate 8-minute regularly scheduled U.S. Helicopter flight from Manhattan to Kennedy Airport will stand in contrast to paying $850 to $2,770 for the same flight offered by a charter helicopter service or paying fares from $75-$125 plus tolls and tips for 65-125 minutes of travel time (or longer) via taxi or limousine airport ride. While our service will be available to the general public including corporate CEOs and affluent leisure travelers, we believe our service will have the greatest appeal to the segment of the business traveler market (like managers, directors, etc.) who use town car/executive car services, limos or taxi transportation, travel 2-3 times per month and recognize the true time-saving value offered via helicopter. We believe our service will be highly attractive (for personal reasons as well as business reasons) compared to ground-based travel when the helicopter connection is reasonably and moderately priced in the range that U.S. Helicopter expects to offer and achieve.

Our flight operations commenced on March 27, 2006 with the start of scheduled flights between the Downtown Manhattan Heliport and Kennedy Airport. We intend to expand our MASS service initially in the Metro New York City market with additional scheduled service between John F. Kennedy, Newark Liberty, and La Guardia Airports and the Downtown Manhattan, East 34th Street, and West 30th Street Heliports. Our flight operations commenced on March 27, 2006 between the Downtown Manhattan Heliport and Kennedy Airport. Subsequently we intend to introduce our airport shuttle service in the metropolitan Washington DC, Chicago and Los Angeles markets, with further expansion into other major U.S. metro-markets. The number of passengers who originate or terminate their travel from within close proximity to one of these cities’ heliports is estimated at over 200 million annually. Over 29 million passengers originate or terminate their trips in the island of Manhattan.

On June 26, 2006, the Company commenced a new service consisting of two routes in addition to its existing scheduled service. Originating at Connecticut’s Bridgeport Sikorsky Airport, the routes include direct flights to and from the Downtown Manhattan Heliport in New York City and connecting service to and from John F. Kennedy International Airport.

The Company also operates on-demand charter service utilizing our fleet of helicopters. We operate this service principally on weekends, as a commuter operation for weekend travelers and when the aircraft are not otherwise required in our scheduled service.

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

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the remainder of the pre-operating period and the first full year of operations. As of June 30, 2006, we had an accumulated deficit of $(7,905,260). We did not receive any revenues from inception until the start of operations on March 27, 2006. Our operations have been financed primarily through the sale of secured convertible debentures, the private placement of Common Stock, the private placement of convertible notes, and a sale of equity securities comprising 63,200 Units consisting of Series A Preferred Stock and common stock purchase warrants. The terms of these debt and equity financings are set forth below.

On October 26, 2005, we entered into an agreement with Portfolio Lenders II, LLC whereby we issued a note (the “Portfolio Lenders Note”) in the principal amount of $250,000. We also issued to the investor a warrant to purchase up to 100,000 shares of our common stock as an inducement to enter into the transaction. The Portfolio Lenders Note accrued interest at the rate of 15% per annum, of which 120 days worth of interest was paid in advance on the closing date. An additional $12,500 origination fee was also paid to the investor at closing. Interest at the rate of 20% per annum was payable upon the occurrence of an event of default under the Portfolio Lenders Note. The Portfolio Lenders Note, together with accrued and unpaid interest, was convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.50 per share. The investor converted all sums due and payable under the Portfolio Lenders Note as of March 26, 2006 into 500,000 shares of common stock. We filed a registration statement including the resale of these shares, along with the 100,000 shares of common stock issuable upon exercise of the Portfolio Lenders Warrant pursuant to a registration statement declared effective by the SEC on June 13, 2006 (the “June 2006 Registration Statement”).

On October 26, 2005, we entered into a Common Stock Purchase Agreement with International Financial Advisors, K.S.C. pursuant to which, on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million. We also issued to this investor on November 1, 2005 a warrant to purchase up to 750,000 shares of our common stock. The warrant is exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance. We registered these shares of common stock and the shares of common stock issuable upon exercise of the warrant in the June 2006 Registration Statement.

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

On October 26, 2005, we also entered into separate Common Stock Purchase Agreements with four individual investors pursuant to which we agreed to issue an aggregate of 250,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $250,000. We registered these shares of common stock in the June 2006 Registration Statement.

We paid commissions of $325,000 in cash and warrants to purchase up to 162,500 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance in connection with this financing. Of these commissions, a total of $162,500 in cash and warrants to purchase 162,500 shares were paid to broker dealers. We registered the shares of common stock issuable upon exercise of these warrants in the June 2006 Registration Statement.

On October 26, 2005, we entered into a Common Stock Purchase Agreement with Samama Global Corporation (“Samama”) pursuant to which on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million. We registered these shares of common stock in the June 2006 Registration Statement.

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

We paid commissions of $300,000 in cash and warrants to purchase up to 150,000 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance in connection with this financing. Of these commissions, a total of $150,000 in cash and the warrants to purchase 150,000 shares were paid to broker dealers. We registered the shares of common stock issuable upon exercise of these warrants in the June 2006 Registration Statement.

In November and December 2004, U.S. Helicopter issued a total of 63,200 of our Units to a limited number of accredited investors pursuant to a private placement offering during 2004 (the “2004 Private Placement”), in which we received $316,000 before payment of expenses associated with the offering. In connection with the 2004 Private Placement, 20 persons have received a total of 316,000 shares of our Series A Convertible Preferred Stock and 126,400 warrants to purchase our common stock, of which 63,200 warrants have an exercise price equal to 125% of the conversion price of the Series A Preferred Stock and the remaining 63,200 warrants have an exercise price equal to 150% of the conversion price of the Series A Preferred Stock. We registered the shares of common stock issuable upon the conversion of the Series A Preferred Stock and the warrants issued in the 2004 Private Placement in the June 2006 Registration Statement.

In addition to the transactions described above, we sold a total of $7.52 million of our convertible debentures pursuant to three Securities Purchase Agreements with Cornell Capital Partners, LP (“Cornell Capital”) in April, 2004, August, 2005, and March, 2006, respectively. We have registered a total of 7,344,830 shares of our common stock issuable upon conversion of the April 2004 Debenture in the June 2006 Registration Statement. In addition, we filed a separate registration statement including the resale of a total of 10,879,661shares issuable in connection with the August 2005 Debenture and the March 2006 Debenture (as defined below), as well as the 5,150,000 shares of common stock issuable upon the exercise of warrants issued to Cornell Capital in connection with the March 2006 Debenture.

On March 31, 2006, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $6,000,000 (the “March 2006 Debenture”). The March 2006 Debenture is convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. We are not permitted to issue such number of shares to Cornell Capital upon conversion that would result in Cornell Capital owning in excess of 4.9% of our outstanding common stock, which may only be waived by Cornell Capital either in its sole discretion with 60 days’ notice or without notice upon an event of default. This restriction may significantly limit and delay our ability to access funds under the SEDA (as described below). The debentures have a three-year term and accrue interest at 8% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009.

We entered into an amended security agreement with Cornell Capital pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debenture issued by us to Cornell Capital.

We were required to register all shares issuable pursuant to the March 2006 Debenture pursuant to the terms of an Investor Registration Rights Agreement between Cornell Capital and us. We registered a total of 10,802,179 shares of common stock underlying the March 2006 Debenture in the June 2006 Registration Statement.

In connection with this financing, we issued to Cornell Capital five year warrants with the following exercise prices: 1,250,000 at $1.00 per share, 1,250,000 at $1.15 per share, 1,250,000 at $1.30 and 1,250,000 at $1.45. We registered these shares with the Securities and Exchange Commission in the June 2006 Registration Statement.

In addition to the March 2006 Debenture, we have also entered into Securities Purchase Agreements with Cornell Capital whereby we previously issued a total of $1.52 million in principal of secured convertible debentures in August 2004 ($1,000,000), February 2005 ($300,000) and August 2005 ($220,000). As of the date of this report, a total of $114,900 remained due under these debentures combined after repayments of approximately $1,028,000 made by the Company on March 31, 2006.

RESULTS OF OPERATIONS

Since inception on March 4, 2003 through March 27, 2006, the Company has had no revenues from operations and did not generate any revenues from operations until March 27, 2006. For the six months ended June 30, 2006 and for the period from inception (March 4, 2003) through June 30, 2006, total revenues were $304,852.

For the six months ended June 30, 2006, the Company has incurred professional fees totaling $797,923. These fees are comprised of legal fees for general matters, accounting and audit fees, other consulting fees, transfer agent fees and registered agent fees.

Since inception, the Company has incurred operating losses. For the six months ended June 30, 2006, our accumulated deficit was $(4,791,142).

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

In addition, the Company has entered into a Deposit and Advance Order Agreement with Sikorsky for the purchase of four aircraft to be delivered in late 2008. The Company has made a deposit with Sikorsky in the amount of $400,000, or $100,000 per aircraft. The Company and Sikorsky are in the process of negotiating a formal sales agreement for the aircraft. No assurances can be given that a formal sales agreement with Sikorsky will be completed on terms favorable to us or at all.

We will need approximately $16.0 million of helicopter lease/debt financing for our next four helicopters, inclusive of deposits required in connection with any financing transaction. It is anticipated that the purchase price per aircraft for the next five used aircraft, including the cost of refurbishment and re-configuration of interiors, will be approximately $3.8 million, which amount is included in the overall purchase price described herein. It is anticipated that the security deposit for these five aircraft will be approximately $0.3 million, with the balance of the purchase price to be in the form of lease financing. It is anticipated that the manufacturers of these aircraft or the financing source, along with the engine manufacturer, will enter into “power-by-the-hour” (“PBH”) arrangements, whereby the Company would be allowed to cover the cost of major maintenance items over a period of time, rather than as the maintenance costs are specifically incurred. The Company will be required to place deposits with the aircraft manufacturers for new aircraft to be delivered in late 2008. Accounting for PBH arrangements will be accomplished through our Statement of Operations, where we will expense in full the amount of such costs at the rates in accordance with any contracts we have in place. We will record deposits made to the manufacturer(s) as Deposits on our Balance Sheet. These deposits could be used by the manufacturer(s) if there is an event of default by us.

In addition to the lease financing described above, it is currently anticipated that the Company would place an order by December 31, 2006 for delivery in late 2008 of an additional four new aircraft at an average purchase price of $8.0 million, and an additional fourteen (14) aircraft after 2007 at the same average purchase price. The current anticipated delivery schedule for the initial and additional aircraft for the first year of operations is as follows:

•	November 2, 2005: Received Delivery of one S76B aircraft
•	December 1, 2005: Received Delivery of one S76B aircraft
•	February 14, 2006: Received Delivery of one S76B aircraft
•	May 15, 2006: Received Delivery of one S76B aircraft
•	October 2006: Delivery of one S76B aircraft
•	November 2006: Delivery of one S76B aircraft
•	December 2006: Delivery of two S76B aircraft

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

To date our financing has come from the sale of $7.52 million of convertible debentures, $0.3 million in private placement proceeds in the 2004 Private Placement, $0.25 million from the sale of a convertible note and $6.25 million in private placement proceeds from the sale of our common stock in 2005. We also have the ability to sell up to $11 million of our common stock to Cornell Capital pursuant to an Amended and Restated Standby Equity Distribution Agreement with Cornell Capital in April 2005 (the “SEDA”). We anticipate that we will not need to raise additional capital to finance operations through year-end 2006, assuming that our results of operations reasonably correspond to our current business plan. If results of operations fail to meet our reasonable expectations, we may need to raise additional capital to finance operations.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R), “Share-Based Payment”. (SFAS No. 123R) SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The “modified retrospective” method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

We have adopted SFAS 123R effective January 1, 2006. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. SFAS 123R permits us to continue to use such a model.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (EITF 05-6). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was adopted in the fourth quarter of 2005. EITF 05-6 did not have a significant impact on our financial position, results of operations or cash flows.

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

CRITICAL ACCOUNTING POLICIES

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

DEFERRED OFFERING COSTS AND DEFERRED FINANCING COSTS. We incurred certain costs related to financing activities during the three-month periods ended June 30, 2006 and 2005. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).

Additional Information. With respect to our cash requirements and sources during the next 12 months, see Management’s Discussion and Analysis—Liquidity and Financial Condition. We will lease or purchase approximately four additional 12-seat used, low-time helicopters roughly through and including fourth quarter 2006. During that time period, we expect that our most significant equipment-related and plant-related expenses will be a combination of helicopter lease and/or debt payments (approximately $1.75 million). With respect to changes in number of employees, we have 35 full time employees and nine part-time employees as of June 30, 2006 and expect to have approximately 85 full-time and 20 part-time employees at the end of fourth quarter 2006.

Off-Balance Sheet Arrangements. U.S. Helicopter has no off-balance sheet arrangements.

PLAN OF OPERATION

Overview

U.S. Helicopter Corporation’s core business will be providing regularly scheduled helicopter shuttle service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. The Company intends to introduce its service – called “Metro-hop Airport Shuttle Service” or “MASS” – in the New York City market with frequent service between Kennedy, Newark Liberty, and LaGuardia airports and the New York metropolitan area heliports located at Wall Street, East 34th Street, and West 30th Street. The Company’s MASS service is intended to provide a fast, reliable, and safe alternative for airline passengers who wish to avoid the uncertainties and frequent delays associated with depending upon surface-based transportation to and from airports.

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

The Company has 35 full-time employees and nine part-time employees as of August 9, 2006 and expects to have a total of approximately 85 full-time and 20 part-time employees as of the end of fourth quarter 2006. As of the end of fourth quarter 2007, the Company expects to have approximately 170 full time and 40 part-time employees.

In August 2004, we received our first tranche of $1.0 million ($772,500 net of expenses) from a financing transaction with Cornell Capital pursuant to the terms of a Securities Purchase Agreement (the “SPA”). In February 2005, we received our second tranche of $300,000 ($270,000 net of expenses) pursuant to the SPA. In exchange for financing under the SPA, we agreed to issue to Cornell Capital $1,300,000 of our 5% secured, convertible debentures. On April 8, 2005, we entered into an Amended and Restated Secured Debenture (the “April 2005 Debenture”) in the amount of $1,335,424, representing the principal and interest due under the prior debentures as of such date. The April 2005 Debenture’s conversion provision entitles Cornell Capital at any time, and from time to time, to convert up to 10% of the principal plus accrued interest into U.S. Helicopter’s $0.001 par value common stock, at a price of $0.20 per share. In the event of a default under the April 2005 Debenture, Cornell Capital may convert up to 100% of all sums due and payable under the April 2005 Debenture. To date, we have used the proceeds from these transactions for general working capital purposes and startup costs. As of June 30, 2006, a total of approximately $101,000 remained due under the April 2005 Debenture after deduction of repayments made in March 2006 with proceeds received in connection with the March 2006 Debenture.

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

In addition, on August 23, 2005, we received net proceeds of $190,000 from an additional financing transaction with Cornell Capital pursuant to the terms of a new Securities Purchase Agreement with Cornell Capital, whereby $220,000 of 5% secured convertible debentures were issued (the “August 2005 Debenture”). Since January 1, 2006, we have been required to make monthly payments of $40,000 until all amounts under the August 2005 Debenture are repaid in full. The August 2005 Debenture bears interest at 5% per annum and is secured by the Amended and Restated Security Agreement under identical terms as the April 2005 Debenture. Up to 10% of all sums due and payable under the August 2005 Convertible Debenture may be converted at Cornell Capital’s option, into shares of our common stock at a price of $0.20 per share. All other material terms of the August 2005 Convertible Debenture are identical to the April 2005 Debenture. As of June 30, 2006, a total of approximately $14,700 remained due under the August 2005 Debenture after deduction of repayments made in March 2006 with proceeds received in connection with the March 2006 Debenture.

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

In addition to continued ground-based traffic congestion problems and delays, there have been significant increases in crowds and wait times associated with check-in and security at airports due to the terrorist attacks of September 11, 2001. Airlines have been trying to find new and better ways to attract business travelers back to flying. They have spent significant time and money figuring out ways to get passengers through this process in less time. U.S. Helicopter’s service will offer our passengers an alternative solution because we will provide check-in and full security screening at each heliport. After passengers are cleared for boarding our helicopter at the heliport (where passenger volumes are significantly lower than at major airports), they will be delivered by U.S. Helicopter to the secure side of their destination airport. The overall process time for passengers will be greatly reduced as they will move through security with just six to twelve people on their helicopter flight instead of the crowds of hundreds or thousands at major airport.

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

We will need to secure approximately $16 million of helicopter debt/lease financing for our additional aircraft. We have also signed a term sheet on February 26, 2006 for the lease of the next five helicopters. We have not completed the financing arrangements necessary for the leasing of these aircraft. Pursuant to the term sheet, we anticipate entering into a five-year lease with monthly payments. The lessor has proposed to pay or reimburse the Company for the cost of transporting the aircraft and all necessary maintenance and inspection work up to $200,000 per aircraft. The lessor will require a security deposit of two months of monthly rent at the time the lease is entered into. In addition, the Company will contract with the lessor for standard “power by the hour” (“PBH”) arrangements covering all major airframe and engine components and parts. The Company will be required to insure the aircraft hull value and passenger liability. The lessor will have a right of first refusal for the next ten helicopters which must be offered at competitive market rates for rent and PBH charges.

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

We are subject to a wide range of governmental regulation by U.S. Federal, regional, state and local governmental agencies. Our ability to continue operations will be adversely affected if any of the entities described below modifies, suspends or revokes our authorizations for failure to maintain compliance with applicable rules and regulations. Our business requires permits, licenses, operating approvals, and various other authorizations by, among others, the following authorities:

•	U.S. Department of Transportation (“DOT”): We received an “Effective” certificate from the DOT on February 17, 2006.

•	U.S. Federal Aviation Administration (“FAA”): We received an Air Carrier Certificate from the FAA on February 13, 2006.

•	U.S. Transportation Security Administration (“TSA”): USH is an approved TSA Part-1544 Air Carrier/Aircraft Operator. The TSA has been providing screening for USH passengers at the Downtown Manhattan Heliport since our start-up of operations on March 27, 2006. USH is now planning to launch scheduled service from New York City’s East 34th Street Heliport by the end of the third quarter 2006. The Company is working with the TSA to determine a definitive date to start service.

•	U.S. Federal Communication Commission (“FCC”): We have received FCC approval to establish radio frequencies and communications between our operating helicopters and operations facilities.

•	Port Authority of New York and New Jersey: We have signed agreements with the Port Authority for operation and fees at JFK International Airport. We signed agreements for space and bulk take-off fees with the Port Authority for the Downtown Manhattan Heliport. We will need to sign agreements with the Port Authority for LaGuardia and Newark airports.

We Need to Obtain Equipment and Equipment Financing in a Compressed Timeframe with Limited Manpower and Limited Resources. We Could Fail. Certain Financiers May Require an Equity Position in Us in Exchange for Providing Financial and Performance Guarantees.

We plan to acquire through lease or mortgage and put into service up to four additional helicopters during our first year of flight operations which commenced on March 27, 2006. To accomplish this we will need to secure approximately $16 million of helicopter debt/lease or mortgage financing. We entered into an aircraft lease for our first helicopter on November 1, 2005 and received delivery of the aircraft on November 2, 2005. On December 1, 2005, February 14, 2006 and May 15, 2006, respectively, we took delivery of three additional aircraft pursuant to respective lease agreements dated December 1, 2005, February 10, 2006 and April 26, 2006. On January 9, 2006, we executed a Deposit Agreement with Sikorsky Aircraft Corporation for the purchase of four Sikorsky S76 C++ helicopters in late 2008. In accordance with the Deposit Agreement, we paid Sikorsky a $400,000 deposit, which became non-refundable upon our Board of Directors approval. In addition, we have signed two term sheets (see below); however, there can be no assurances that a transaction with this or any other potential sources will be completed at all, or on terms favorable to us.

We need to obtain financing in order to pay the aircraft manufacturers or owners for the acquisition and/or construction of the helicopters that we will operate beginning in late 2008. In connection with these financing arrangements, there is a potential that we may require the aircraft manufacturer to provide financial and performance guarantees. In addition, potential financiers may require an equity position in us if such guarantees are required. Accordingly, we may be required to issue some combination of our common stock, options and/or warrants to one or more financiers for our helicopters. On February 26, 2006, we signed a term sheet with a potential lessor to lease us helicopters in 2006. Notwithstanding a successful grant of our common stock, options and/or warrants, we may not be able to obtain the necessary helicopter financing on favorable terms and we may not be able to get our aircraft manufacturer to provide the necessary guarantees.

We Have Limited Revenue from Operations and May Need to Raise Additional Capital To Finance Operations. Our Operations since Inception have not Generated a Profit.

We began operations on March 27, 2006 but have no revenue from operations prior to that date. We have relied on and will continue to rely on significant external financing to fund our operations. To date our financing has come from the sale of $7.52 million of convertible debentures ($7.52 million funded to date), $6.25 million in private placement proceeds from the sale of our common stock, $0.3 million in private placement proceeds from the 2004 Private Placement and $11.0 million that will be available to us under a standby equity distribution agreement (the “SEDA funds”) upon the effectiveness of a related registration statement. We anticipate that we will not need to raise additional capital to finance operations through year-end 2006, assuming that our results of operations reasonably correspond to our business plan. If results of operations fail to meet our reasonable expectations, we may need to raise additional capital to finance operations. We must also raise $16 million for the leasing of aircraft.

Our operations since inception in March 2003 have not generated a profit. We generated a net loss of ($17,865) during the period from inception in March 2003 to December 31, 2003, a net loss of ($549,961) during the twelve months ended December 31, 2004, a net loss of $(2,546,291) for the 12 months ended December 31, 2005 and a net loss of $(4,791,142) for the six months ended June 30, 2006.

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

We Need to Obtain Contracts with Major Airlines.

In order to conduct our business, we need to enter into contracts with major airlines regarding airport services and processing for our passengers, cross-marketing, airline interline and, in some cases, code sharing. We have entered into an Interline Agreement and ground handling agreement with American Airlines as of the date of this prospectus. The Interline Agreement governs the procedures for passenger traffic handling and settlement of fees between the parties. There can be no assurances that we will be able to obtain agreements with other airlines on terms favorable to us or at all.

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

Our operating results will be significantly impacted by changes in the availability and to a lesser extent by increases in the price of aircraft fuel. Fuel prices increased substantially in 2004, 2005 and 2006. Aircraft fuel prices remain at near historically high levels. Due to the competitive nature of the air transportation industry, we may not be able to pass on any increases in fuel prices to our customers by increasing our fares. Political disruptions or wars involving oil-producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns, natural events such as hurricanes and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future.

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

The New York market for our business has not been served on a scheduled basis since Pan Am and New York Airways offered scheduled helicopter service in the 1980s. The success of our passenger service in a market that was exited by all carriers in the 1980s cannot be guaranteed or accurately predicted. The number of potential passengers cannot be predicted with any degree of certainty and there can be no assurance that we will operate in a profitable manner.

Former helicopter operators exited the market for a number of reasons that included: high maintenance costs on old helicopter technologies; lack of maintenance reliability; lack of subsidies; poor overall financial conditions of the operators and their accordant inability to support such an operation; lack of helicopter availability at affordable prices; poor schedule reliability; adverse publicity stemming from a helicopter accident on top of the Pan Am Building in New York City in 1977; less than adequate heliports and facilities; lack of back-up helicopters to support performance reliability; and lack of dedicated helicopter route networks to avoid inclement weather holding patterns with fixed wing aircraft. These prior operators operated in an era prior to helicopter GPS enabled navigation. Having such technology available would have allowed such operators to operate flights to and from New York City airports independent of the arrival and departure activities of fixed wing aircraft.

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

We have received our initial four aircraft between November 2005 and May 2006. Our estimated delivery of eight aircraft over the first 12 months as follows:

•	November 2, 2005: Received Delivery of one S76B aircraft
•	December 1, 2005: Received Delivery of one S76B aircraft
•	February 14, 2006: Received Delivery of one S76B aircraft
•	May 15, 2006: Received Delivery of one S76B aircraft
•	October 2006: Delivery of one S76B aircraft
•	November 2006: Delivery of one S76B aircraft
•	December 2006: Delivery of two S76B aircraft

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

We May be Subject to Unionization, Work Stoppages, Slowdowns or Increased Labor Costs.

Unlike most airlines, we have a non-union workforce. Not all established airlines are unionized, such as JetBlue Airways. Without extraordinary efforts between management and all levels of employees to provide consistent two-way communications, employees have a tendency to seek union representation so that their needs and quality of life issues are addressed.

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

In addition to the Convertible Debentures, the Company has entered into a Standby Equity Distribution Agreement with Cornell Capital on August 4, 2004, which was amended and restated on April 8, 2005 (the “SEDA”). The SEDA and Convertible Debentures contain covenants that restrict the following activities:

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

Cornell Capital Could Acquire a Significant Amount of Our Common Stock and, if it Does So, Could Exercise Significant Influence Over Us.

Based upon the conversion rights under the March 2006 Convertible Debenture, Cornell Capital could acquire up to approximately 11.57% of our common stock based on a conversion price of $1.45 per share, or an estimated 15.94% if the conversion price is assumed to be $1.00 per share. The acquisition of such interest would be dependent upon the occurrence of an event of default under the Convertible Debentures and a waiver of Cornell Capital’s restriction on owning more than 4.9% of our issued and outstanding common stock. If Cornell Capital acquired such 11.57%-15.94% of our common stock, it could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of Cornell Capital may differ from the interests of other stockholders.

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

Existing Shareholders will Experience Significant Dilution from our Sale of Shares under the Standby Equity Distribution Agreement.

The sale of shares pursuant to the Standby Equity Distribution Agreement will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the SEDA to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution. We are obligated to file a registration statement for the shares issuable pursuant to the SEDA. The shares underlying the SEDA are not being registered pursuant to this registration statement.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the second quarter of fiscal 2006 or subsequent to the date of the evaluation by its management thereof.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS; USE OF PROCEEDS FROM REGISTERED SECURITIES

In April 2006, we issued a total of 1,000,000 shares of common stock and options to purchase an additional 150,000 shares of common stock to employees, officers and directors in connection with our 2004 Stock Incentive Plan (the “Restricted Stock Awards”). The options included in the Restricted Stock Awards contain exercise prices of $0.50 per share and are exercisable for a period of ten years from the date of issuance. The Restricted Stock Awards have a restriction on transferability and sale for a period of 18 months from and after the issuance date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed as part of this prospectus or incorporated herein by reference:

Exhibit No.	Document Description	Location

10.71	Financial Advisory and Investment Banking Agreement dated as of April 1, 2006 between U.S. Helicopter Corporation and North Coast Securities Corporation	(1)

10.72	Form of Restricted Stock Award	(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

+	Exhibit filed herewith.
(1)	Incorporated by reference to U.S. Helicopter’s Registration Statement on Form SB-2 dated May 12, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. HELICOPTER CORPORATION
Date: August 14, 2006	By:	/s/ John G. Murphy
John G. Murphy Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ George J. Mehm, Jr.
George J. Mehm, Jr. Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

