Form 10QSB
period 2006-09-30
U.S. Helicopter CORP
filed 2006-11-14
CIK 1309140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period ended September 30, 2006
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2006, 35,449,931 shares of common stock.
Transitional Small Business Disclosure Format (check one):   Yes |_|   No |X|

U.S. HELICOPTER CORPORATION
FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2006
INDEX
		PAGE
PART 1–FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheet (Unaudited)	1
	Statements of Operations (Unaudited)	2
	Statements of Cash Flows (Unaudited)	3
	Notes to Financial Statements (Unaudited)	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	13
ITEM 3.	CONTROLS AND PROCEDURES	26
PART II–OTHER INFORMATION
ITEM 5.	OTHER INFORMATION	28
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	29

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
U.S. HELICOPTER CORPORATION
BALANCE SHEETS
	September 30, 2006	December 31, 2005
	[Unaudited]
Assets:
Current Assets:
Cash	$1,039,902	$4,459,397
Restricted Cash	53,670	250,000
Accounts Receivable	123,467	—
Prepaid Expenses	271,223	114,336
Other Current Assets	411,858	32,068

Total Current Assets	1,900,120	4,855,801
Property and Equipment:
Leasehold Improvements	1,050,036	116,682
Office Equipment	100,026	8,906
Less: Accumulated Depreciation	(159,254)	(2,970)

Property and Equipment - Net	990,808	122,618

Other Assets:
Deferred Financing Costs, Net of Accumulated Amortization of $109,500 and $186,562 at September 30, 2006 and December 31, 2005, respectively	985,500	173,438
Deferred Offering Costs	215,136	167,622
Deposits	822,350	202,765

Total Other Assets	2,022,986	543,825

Total Assets	$4,913,914	$5,522,244

Liabilities and Stockholders’ Equity:
Current Liabilities:
Note Payable	$—	$250,000
Current Maturities of Long-Term Debt, Net of Discount of $10,394 and $-0- at September 30, 2006 and December 31, 2005, respectively	484,111	1,555,424
Accounts Payable and Accrued Expenses	1,186,255	430,260
Deferred Salary and Taxes Payable	5,061	179,345
Accrued Salary and Taxes Payable	111,117	23,036
Air Traffic Liability	87,452	—
Derivative Liability	7,064	—

Total Current Liabilities	1,881,060	2,438,065
Long-Term Debt – Net of Discount of $3,218,194 and $-0- at September 30, 2006 and December 31, 2005, respectively	2,681,805	—
Long-Term Derivative Liability	747,700	—
Deferred Charges	529,270	—

Total Liabilities	5,839,835	2,438,065

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit):
Convertible Series A Preferred Stock, $0.001 Par Value; 1,500,000 Shares Authorized; 47,000 and 316,000 Shares Issued and Outstanding At September 30, 2006 and December 31, 2005, respectively	47	316
Common Stock, $0.001 Par Value; 95,000,000 Shares Authorized; 32,949,931 and 30,795,723 Issued and Outstanding, at September 30, 2006 and December 31, 2005, respectively	32,950	30,796
Additional Paid In Capital	8,507,224	6,167,184
Deferred Equity Compensation	(1,191,605)	—
Accumulated Deficit	(8,274,537)	(3,114,117)

Total Stockholders’ Equity (Deficit)	(925,921)	3,084,179

Total Liabilities and Stockholders’ Equity (Deficit)	$4,913,914	$5,522,244

The Accompanying Notes Are An Integral Part of These Financial Statements.
1

U.S. HELICOPTER CORPORATION
STATEMENTS OF OPERATIONS
[UNAUDITED]
	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Revenues	$1,121,961	$—	$817,109	$—

Expenses:
Payroll	2,029,193	600,806	742,786	212,266
Payroll Taxes and Benefits	196,187	49,844	66,112	16,819
Crew Costs and Other	83,053	—	30,030	—
Substitute Service/Interrupted Passenger	12,865	—	12,865	—
Maintenance	905,423	—	545,150	—
Fuel	324,525	—	186,023	—
Aircraft and Traffic Servicing	180,526	—	111,839	—
Other Taxes	8,309	800	7,465	—
Professional Fees	1,224,451	305,844	426,528	113,384
Insurance	472,152	63,114	230,329	24,030
Office Expense	154,153	85,264	69,338	51,946
Website and Website Design	20,856	18,726	2,625	9,236
Travel	48,618	24,530	16,062	7,301
Rent	246,097	14,731	117,160	4,910
Lease Expense – equipment	1,010,603	—	415,585	—
Reservation Expense	140,704	79,450	44,198	50,000
Advertising	1,050,761	—	237,983	—
Licenses and Fees	11,068	10,997	125	6,873
Depreciation and Amortization	161,081	1,810	82,012	611

Total Expenses	8,280,625	1,303,906	3,344,215	497,376

Net (Loss) before Interest Income and Financing Expense	(7,158,664)	(1,303,906)	(2,527,106)	(497,376)
Interest Income	95,593	—	23,220	—
Interest Expense	(288,237)	—	(133,704)	(18,022)
Amortization of Beneficial Conversion Feature of Long-Term Debt	—	(380,000)	—	(380,000)
Amortization of Deferred Financing Costs	(282,938)	(98,904)	(54,750)	(36,562)
Change in Fair Value of Derivative Liability	2,994,900	—	2,612,854	—
Amortization of Debt Discount	(521,074)	—	(289,790)	—
Deduct: Preferred Stock Dividend	—	—	—	—

Net (Loss) Applicable to Common Shareholders	$(5,160,420)	$(1,782,810)	$(369,276)	$(931,960)

Net (Loss) Per Common Share:
Basic and Diluted	$(.16)	$(.07)	$(.01)	$(.04)

Weighted Average Number of Shares	31,801,169	24,545,723	32,435,074	24,545,723

The Accompanying Notes Are An Integral Part of These Financial Statements.
2

U.S. HELICOPTER CORPORATION
STATEMENTS OF CASH FLOWS
[UNAUDITED]
	Nine months ended September 30,
	2006	2005
Operating Activities:
Net (Loss)	$(5,160,420)	$(1,782,810)
Adjustments to Reconcile Net (Loss)
to Net Cash (Used) By
Operating Activities:
Depreciation Expense	161,081	1,810
Amortization of Deferred Financing Costs	282,938	98,904
Accrued Interest on Convertible Debenture	—	35,424
Amortization of Beneficial Conversion
Feature of Long-Term Debt	—	380,000
Amortization of Deferred Income	(70,731)	—
Change in Fair Value of Derivative Liability	(2,994,900)	—
Amortization of Debt Discount	521,074	—
Amortization of Deferred Equity Compensation	558,312	—
Fees paid to Directors – Noncash	170,599	—
Fees paid to Placement Agent – Noncash	10,000	—
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(123,465)	—
Prepaid Expenses and Other Current Assets	(217,676)	12,991
Restricted Cash	(53,671)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	826,566	421,594
Deposits	(619,585)	—
Deferred Charges	600,000	—

Net Cash - Operating Activities	(6,109,878)	(832,087)

Investing Activities:
Acquisition of Property and Equipment	(1,029,269)	(725)

Financing Activities:
Proceeds From Long-Term Debt	6,000,000	520,000
Payment of Short-Term Debt	(1,507,834)	—
Release of Restricted Cash	250,000	—
Payment of Financing Costs	(1,022,514)	(115,384)

Net Cash - Financing Activities	3,719,652	404,616

Net (Decrease) in Cash	(3,419,495)	(428,196)
Cash - Beginning of Periods	4,459,397	501,533

Cash - End of Periods	$1,039,902	$73,337

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$2,096	$635
Income Taxes	$—	$—
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Since inception, the Company has entered into certain agreements whereby it issued convertible debentures and amended the existing debentures and commitments to purchase its common stock [See Note 10].
The Accompanying Notes Are An Integral Part of These Financial Statements.
3

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
(1) Basis of Presentation
U.S. Helicopter Corporation (“U.S. Helicopter,” the “Company,” “we” or “us”) began flight operations on March 27, 2006 commencing between the Downtown Manhattan Heliport and John F. Kennedy International Airport (“Kennedy”). Prior to that date we were a development stage company that devoted most of our efforts to activities such as financial planning, capital raising, and the development of a business plan. The Company’s core business will be providing regularly scheduled helicopter shuttle service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. U.S. Helicopter was incorporated in the State of Delaware on March 4, 2003. We have introduced, and intend to expand our service, which we call “Metro-hop Airport Shuttle Service” (“MASS”), in the New York City market. When fully implemented, our plan is to offer frequent service between Kennedy, Newark Liberty and LaGuardia airports and the New York metropolitan area heliports located at Wall Street, East 34th Street, and West 30th Street.
The accompanying unaudited financial statements of U.S. Helicopter have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the financial statements and footnotes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. Prior year amounts have in some cases been reclassified to conform to current year’s presentation.
(2) Summary of Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note (2) to the Company’s financial statements in the December 31, 2005 Form 10-KSB.
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
We maintain our cash and cash equivalents in accounts with a major financial institution in the United States in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of September 30, 2006 and December 31, 2005, we had approximately $1,012,000 and $4,505,000, respectively, in deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.
Our accounts receivable, which totaled $123,467 and $-0- at September 30, 2006 and December 31, 2005, respectively, relates primarily to payments made by credit cards for which the payment has not been received from the processor. We have not established any allowance on such balances, as we have not experienced any collection difficulties in the past and the short period of time the amounts remain outstanding.
We generally do not require collateral related to our financial instruments.
Fair Value of Financial Instruments – Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure about Fair Value of Financial Instruments,” require the disclosure of fair values for all financial statements, both on- and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of September 30, 2006 and December 31, 2005.
Cash Equivalents – We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. We had no cash equivalents at September 30, 2006 and December 31, 2005.
4

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
(2) Summary of Significant Accounting Policies (Continued)
Restricted Cash — We had restricted cash of $53,670 and $250,000 at September 30, 2006 and December 31, 2005. Our restricted cash at September 30, 2006 related to a cash deposit required to secure a letter of credit we were required to post. The restricted cash at December 31, 2005 related to funds held in an escrow account to prepay a short-term payable [Note 10].
Property and Equipment – We record our property and equipment at cost less accumulated depreciation. For financial reporting purposes, we use the straight-line method to compute depreciation based upon estimated useful lives of two to five years for flight equipment and one to two years for other equipment. We use a 30% residual value in the calculation of depreciation for our owned flight equipment. Leasehold improvements are amortized over the shorter of the related lease term or the estimated life of the improvements. Equipment under capital leases are amortized over the lease term and such amortization is included in the depreciation of property and equipment. Upon selling or otherwise disposing of property and equipment, we remove cost and accumulated depreciation from the accounts and reflect any resulting gain or loss in earnings. Depreciation and amortization totaled $161,081, $1,810, $82,012 and $611 for the nine months ended September 30, 2006 and 2005 and for the three month periods ended September 30, 2006 and 2005, respectively.
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
Advertising Costs – We expense advertising costs as incurred.
Revenue Recognition – We recognize revenue when transportation has been provided, including scheduled passenger and charter services.
We had revenue for the three month periods ended September 30, June 30 and March 31, 2006 as follows:
	Three months ended September 30, 2006	Three months ended June 30, 2006	Three months ended March 31, 2006
Scheduled Passenger	$132,461	$129,894	$13,577
Charter	681,400	155,227	-0-
Miscellaneous	3,548	5,854	300
Totals	$817,109	$290,975	$13,877
Income Taxes – We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances will be established when necessary to reduce deferred tax assets to the amounts expected to be realized.
(3) Deposits
We had deposits of $87,452 and $202,765 at September 30, 2006 and December 31, 2005. Deposits are principally related to our leasing of four helicopters and a deposit we placed with a manufacturer for the purchase of four new helicopters.
5

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
(4) Accounts Payable and Accrued Expenses
We had accounts payable and accrued expenses of $1,186,255 and $430,260 at September 30, 2006 and December 31, 2005, respectively, broken down as follows:
	September 30, 2006	December 31, 2005
Professional Fees	$144,388	$171,703
Reservations Service	48,004	65,000
Advertising	124,596	63,000
Maintenance	371,325	-0-
Interest	270,362	53,082
Other Accounts Payable and Accrued Expenses	226,580	77,475

Totals	$1,186,255	$430,260

(5) Air Traffic Liability
We had air traffic liability of $87,452 at September 30, 2006 and $-0- at December 31, 2005. Air traffic liability refers to tickets we have sold where the passenger has not yet used the ticket to fly.
(6) Deferred Salary and Taxes Payable
Effective April 16, 2004, U.S. Helicopter entered into a five-year employment agreement with John G. Murphy. Mr. Murphy is employed as the President and Chief Executive Officer of U.S. Helicopter. Mr. Murphy’s annual salary is $225,000. Payment of Mr. Murphy’s salary commenced on August 9, 2004. Mr. Murphy deferred payment of 40% of his salary until 60 days after the effectiveness of the Registration Statement which was deemed effective by the Securities and Exchange Commission (“SEC”) on September 2, 2005 [Note 10]. One-third of the deferred amount of Mr. Murphy’s salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006.
Effective July 14, 2004, U.S. Helicopter entered into a three-year employment agreement with George J. Mehm, Jr. Mr. Mehm is employed as the Senior Vice President, Treasurer and Chief Financial Officer of U.S. Helicopter. Mr. Mehm’s annual salary is $130,000. Payment of Mr. Mehm’s salary commenced on August 9, 2004. Mr. Mehm deferred payment of 20% of his salary until 60 days after the effectiveness of the Registration Statement which was deemed effective by the Securities and Exchange Commission (the “SEC”) on September 2, 2005 [Note 10]. One-third of the deferred amount of Mr. Mehm’s salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006
Effective July 14, 2004, U.S. Helicopter entered into a two-year employment agreement with Donal McSullivan. Mr. McSullivan is employed as the Senior Vice President and Chief Marketing Officer of U.S. Helicopter. Mr. McSullivan’s annual salary is $130,000. Payment of Mr. McSullivan’s salary began on August 9, 2004. Mr. McSullivan deferred payment of 40% of his salary until 60 days after the effectiveness of the Registration Statement which was deemed effective by the SEC on September 2 [Note 10], 2005. One-third of the deferred amount of Mr. McSullivan’s salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006.
Effective July 18, 2004, U.S. Helicopter entered into a five-year employment agreement with Gabriel Roberts. Mr. Roberts is employed as the Vice President of Finance and Administration of U.S. Helicopter. Mr. Roberts is currently being paid at the annual rate of $95,000. Payment of Mr. Roberts’ salary commenced on August 9, 2004. Mr. Roberts deferred payment of 20% of his salary until 60 days after effectiveness of the Registration Statement which was deemed effective by the SEC on September 2, 2005 [Note 10]. One-third of the deferred amount of Mr. Roberts’ salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006. Prior to the commencement of operations, Mr. Roberts was paid at the annual rate of $90,000.
Effective August 24, 2004, U.S. Helicopter entered into a two-year employment agreement with Terence O. Dennison. Mr. Dennison is employed as the Senior Vice President and Chief Operating Officer of U.S. Helicopter. Mr. Dennison is currently being paid at the annual rate of $130,000. Payment of Mr. Dennison’s salary commenced on September 1, 2004. Mr. Dennison deferred payment of 20% of his salary until 60 days after effectiveness of the Registration Statement which was deemed effective by the SEC on September 2, 2005. One-third of the deferred amount of Mr. Dennison’s salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006. Prior to the commencement of operations, Mr. Dennison was paid at the annual rate of $90,000.
6

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
(7) Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes Accounting Principles Board’s (“APB”) APB 25. Among other items, SFAS 123R eliminated the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted SFAS 123R effective January 1, 2006. We currently utilize a standard option pricing model (the Black-Scholes-Merton Model) to measure the fair value of stock options granted to employees. Under the “modified prospective” method, which the Company has chosen to use, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.
SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We have not yet determined what effect, if any, this change will have on future periods.
(8) Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common stock, including options and convertible debentures. For all periods presented, options, convertible shares of Series A Preferred Stock, and convertible debentures were not included in the computation of diluted loss per share because the effect would be antidilutive. These items could be dilutive in the future.
(9) Deferred Offering Costs and Deferred Financing Costs
We have incurred certain costs related to financing activities since inception. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).
At September 30, 2006 and December 31, 2005, we had net deferred financing costs of $985,500 and $173,438, respectively. These costs were related to the placement of the 2006 Debenture [Note 10] and the 2005 debentures [Note 10] and are being amortized over the life of the debenture. The balance of the 5% debenture was converted on September 11, 2006 and all deferred financing costs related to that issuance were written off at that time. We recorded amortization expense related to deferred financing totaling $282,938, $98,904, $54,750 and $36,562 for the nine and three month periods ended September 30, 2006 and 2005, respectively.
At September 30, 2006 and December 31, 2005, we had net deferred offering costs of $215,136 and $167,622, respectively. These costs were primarily related to our Standby Equity Distribution Agreement [Note 11] and will be offset against the proceeds of the offering, when consummated.
(10) Convertible Debt
Long-Term Convertible Debt –On April 8, 2005, we entered into an Amended and Restated Secured Debenture (the “New Debenture”). The New Debenture was issued in the face amount of $1,335,424 in exchange for the previously issued debentures, which totaled $1,300,000, and accumulated interest through the date of the revision to the agreement. The New Debenture accrued interest at a rate of 5%. Up to 10% of the debenture’s principal, plus interest, could be converted at a price equal to $0.20 per share and we registered shares equal to the amount of shares which could have been converted under this agreement, pursuant to a registration statement declared effective by the SEC on September 2, 2005. The New Debenture’s balance was converted on September 11, 2006 into 509,980 shares.
7

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
(10) Convertible Debt (Continued)
On August 23, 2005, we issued a $220,000 5% interest convertible debenture to the same investor to whom we sold the $1,335,424 New Debenture described in exchange for $220,000 in cash (the “August 2005 Debenture”). The August 2005 Debenture accrued interest at a rate of 5%. Up to 10% of the debenture’s principal, plus interest, was converted at a price equal to $0.20 per share and we registered shares equal to the amount of shares which could have been converted under this agreement, pursuant to a registration statement declared effective by the SEC on June 13, 2006.. The August 2005 Debenture’s balance was converted on September 11, 2006 into 74,608 shares.
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
On March 30, 2006 we issued a $6,000,000 8% interest convertible debenture maturing June 30, 2009 (the “2006 Debenture”) to the same investor we sold the New Debenture and the August 2005 Debenture described above. Proceeds from the 2006 Debenture were used to repay a majority of the New Debenture and the August 2005 Debenture such that a combined $113,497 was still outstanding. This amount was converted on September 11, 2006 at a price of $0.20 per share. We registered shares equal to the amount of shares which may be converted under this agreement pursuant to a registration statement declared effective by the SEC on June 13, 2006.
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
In valuing the terms of the 2006 Debenture in accordance with SFAS No. 133, we elected to value the debenture using the Black-Scholes-Merton model. The effect of this valuation was the creation of a long-term derivative liability of $3,724,718, which was also recorded as a discount to the 2006 Debenture. This discount is being amortized over the 36 month life of the 2006 Debenture. The long-term derivative liability is periodically revalued using the Black-Scholes-Merton model. For the three and nine month periods ended September 30, 2006, we recorded credits of $2,612,854 and $2,994,900 in the Statement of Operations.
Short-Term Convertible Debt – On October 26, 2005, we entered into a definitive convertible note purchase agreement (“Short-Term Convertible Debt”) with Portfolio Lenders II, LLC, pursuant to which we issued $250,000 in principal amount of convertible notes, convertible by the holder into our common stock at the price of $0.50 per share. The Short-Term Convertible Debt had an interest rate of 15% per annum, 120 days of which was paid at the time of the closing. Additional consideration of $12,500 was paid at the time of closing. The Short-Term Convertible Debt is not collateralized. We also issued Portfolio Lenders II, LLC a warrant to purchase up to 100,000 shares of our common stock as an inducement to enter into the transaction. The warrant is exercisable at a price of $0.50 per share for a period of five years from its date of issuance. The Short-Term Convertible Debt converted into 500,000 shares effective March 26, 2006.
8

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
(10) Convertible Debt (Continued)
In February 2006 we issued the February 2006 Note in the amount of $494,505 to an investor in exchange for 494,505 shares of our common stock held by the investor. This investor had previously acquired such shares in a private transaction with Cornell Capital Partners LP. The February 2006 Note bears interest at 10% per annum and is repayable on February 23, 2007 and may be extended to February 23, 2008. The February 2006 Note is convertible into shares of our common stock at the lesser of $1.00 per share or 100% of the fair market value of our common stock for the ten trading days prior to the conversion date, provided that the conversion price shall not be less than $0.50 per share. We registered shares equal to the estimated maximum amount of shares which may be converted under the February 2006 Note pursuant to a registration statement declared effective by the SEC on June 13, 2006.
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
Effective February 1, 2006, we entered into an agreement with the same entity to use an additional 1,590 square feet of space at the Downtown Manhattan Heliport (“DMH”) as our passenger facility.  The term of the agreement expires August 16, 2007, which corresponds to the expiration of the Port Authority’s agreement with the City of New York for the DMH.  The monthly rental for the space is $6,360.  In addition, we agreed to pay the Port Authority an additional fee of $8,333 per month, which may increase based on the Gross Receipts we earn from DMH departing flights. We do not anticipate any additional fee payments over the next 12 months.
On February 8, 2006, we entered into a one year lease agreement for office and hangar space. Monthly rent will increase steadily through the term of the lease from approximately $6,300 at inception to approximately $16,000 after July 2006. We are accounting for this rent expense as paid, since the difference in accounting on a straight-line basis is immaterial. We also agreed to issue 20,000 shares of our common stock to the lessor.
Total rental expense was $117,160 and $4,910 for the three months ended September 30, 2006 and 2005, respectively. Total rental expense was $246,097 and $14,731 for the nine months ended September 30, 2006 and 2005, respectively.
We entered into a three year operating lease for a helicopter, which expires on October 31, 2008, at a monthly lease rate of $31,500 per month. There are no purchase or renewal options. Effective November 1, 2005, we secured a Technical Support Agreement to provide us with certain exchange components, spare parts, and technical support for the equipment for the length of the lease term.
In 2005 and 2006, we entered into separate five year operating leases for three Sikorsky S-76 helicopters with a different lessor. These leases expire five years after the commencement of the leases or redelivery to the lessor. Rent on two of the helicopters is payable at the monthly rate of $35,834 per month and at a monthly rate of $45,417 for the third helicopter. Each lease provides that the lessor will pay up to $200,000 per helicopter towards the costs of shipping and modification; the amortization of this amount is included in the lease payment. There are no purchase or renewal options. In connection with these leases, we entered into a Technical Support Agreement (“Support Agreement”) where we will pay a set rate per flight hour, subject to price escalation, to cover all of the helicopter’s major maintenance costs.
9

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
(14) Other Events
Convertible Debenture Closing – On November 10, 2006, we entered into a Securities Purchase Agreement (the “November SPA”) with Cornell Capital pursuant to which we agreed to issue a secured convertible debenture to Cornell Capital in the principal amount of $2,750,000 (the “$2,750,000 Debenture”), with funding to occur no later than November 30, 2006. The $2,750,000 Debenture will mature 36 months after issuance and will accrue interest at 8% per year which will be payable in shares of our common stock at the lower of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock (“Fair Market Value”) for the 30-day period prior to the interest payment due date.
10

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
(14) Other Events (Continued)
The $2,750,000 Debenture will be convertible at Cornell Capital’s option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the Fair Market Value of our common stock for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the $2,750,000 Debenture. Cornell Capital’s conversion right under the $2,750,000 Debenture will be subject to certain limitations including that Cornell Capital may not convert the $2,750,000 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.99% of our then outstanding common stock. In addition, Cornell Capital will agree to not sell any shares that may be acquired under the $2,750,000 Debenture until May 10, 2007. Thereafter, Cornell Capital will limit its resales of our common stock acquired under the $2,750,000 Debenture to $250,000 worth for a period of 30 days if our common stock falls below $1.45 per share for five consecutive trading days (the “Resale Limitation”). The Resale Limitation would not apply upon an event of default as defined in the $2,750,000 Debenture, if waived in writing by us, or to private resales by Cornell Capital. We are required pursuant to the $2,750,000 Debenture to reserve a total of 20% of the maximum number of shares that may be owned by persons who are not U.S. citizens as determined in accordance with U.S. Department of Transportation regulations for issuance pursuant to the $2,750,000 Debenture.
In addition, in the event we close on any debt or equity financing after the issuance date of the $2,750,000 Debenture, we will be required to use 50% of the net proceeds of such financings to prepay outstanding amounts outstanding under the $2,750,000 Debenture or any other debenture issued by us to Cornell Capital. If amounts to be prepaid by us do not total at least the equivalent of $70,000 per month beginning on April 1, 2007, we must prepay the difference to match such amount up to $2,000,000. No further prepayments will be required once we prepay a total of $2,000,000.
We have agreed to grant a security interest to Cornell Capital covering substantially all of our assets to secure our obligations under the $2,750,000 Debenture pursuant to an Amended and Restated Security Agreement. Pursuant to the November SPA, we also agreed to issue to Cornell Capital warrants (the “New Warrants”) to purchase a total of 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants).
In connection with the November SPA, we also entered into an Investor Registration Rights Agreement whereby we have agreed to register no later than 120 days after the closing date up to 6,875,000 shares that may be acquired under the $2,750,000 Debenture and the 2,000,000 shares that may be issued pursuant to the New Warrants.
Exercise of Warrants by Cornell Capital — On October 20, 2006, the Company and Cornell Capital Partners, LP (“Cornell Capital”) amended the terms of two warrant agreements (the “Warrants”) relating to the issuance of 1,250,000 shares of the Company’s common stock each. The Warrants contained exercise prices of $1.00 and $1.15, respectively. To induce Cornell Capital to make an additional investment in the Company via the cash exercise of the Warrants, the Company agreed to reduce the exercise price of each Warrant to $0.70 per share. We received proceeds of $1,750,000 from the exercise of these warrants on October 20, 2006.
On October 20, 2006, the Company issued a total of 2,500,000 shares of common stock in connection with a notice of exercise of the Warrants received from Cornell Capital on such date. In connection with this agreement, the Company also agreed to issue additional warrants within 30 days to purchase up to 500,000 shares of the Company’s common stock with the following exercise prices: $1.20 per share (as to 125,000 warrants); $1.35 per share (as to 125,000 warrants); $1.50 per share (as to 125,000 warrants); and $1.65 per share (as to 125,000 warrants).
11

U. S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
(14) Other Events (Continued)
Term-Sheet for Leasing of Five Helicopters – On February 26, 2006, we executed a non-binding term sheet for the leasing of five additional helicopters and the provision of a Support Agreement for major maintenance items. Terms of both agreements are substantially similar to our existing agreements. We took delivery of one helicopter in May, 2006. It is unlikely the remaining four helicopters will be leased to us by the entity we signed the term sheet with. We are in discussions with other financing entities about the leasing of up to five additional helicopters.
. . . . . . .
12

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
13

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
Many of the same factors (population growth, economic expansion and airline deregulation), which drove the growth in air passenger travel since 1975, are also responsible for the demand which currently exists for reliable, scheduled “Metro-hop” airport shuttle services. Even so, as traffic congestion intensified and systemic gridlock became the norm (while corporate charter helicopter usage expanded), the demand for scheduled helicopter services to and from airports to serve the general public, especially regular business travelers, has remained largely ignored and un-served in the United States.
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
Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the first full year of operations. As of September 30, 2006, we had an accumulated deficit of $(8,274,537). We did not receive any revenues from inception until the start of operations on March 27, 2006. Our operations have been financed primarily through the sale of secured convertible debentures, the private placement of Common Stock, the private placement of convertible notes, and a sale of equity securities comprising 63,200 Units consisting of Series A Preferred Stock and common stock purchase warrants. The terms of these debt and equity financings are set forth below.
On November 10, 2006, we entered into a Securities Purchase Agreement (the “November SPA”) with Cornell Capital Partners, LP (“Cornell Capital”) pursuant to which we agreed to issue a secured convertible debenture to Cornell Capital in the principal amount of $2,750,000 (the “$2,750,000 Debenture”), with funding to occur no later than November 30, 2006. The $2,750,000 Debenture will mature 36 months after issuance and will accrue interest at 8% per year which will be payable in shares of our common stock at the lower of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock (“Fair Market Value”) for the 30-day period prior to the interest payment due date.
The $2,750,000 Debenture will be convertible at Cornell Capital’s option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the Fair Market Value of our common stock for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the $2,750,000 Debenture. Cornell Capital’s conversion right under the $2,750,000 Debenture will be subject to certain limitations including that Cornell Capital may not convert the $2,750,000 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.99% of our then outstanding common stock. In addition, Cornell Capital will agree to not sell any shares that may be acquired under the $2,750,000 Debenture until May 10, 2007. Thereafter, Cornell Capital will limit its resales of our common stock acquired under the $2,750,000 Debenture to $250,000 worth for a period of 30 days if our common stock falls below $1.45 per share for five consecutive trading days (the “Resale Limitation”). The Resale Limitation would not apply upon an event of default as defined in the $2,750,000 Debenture, if waived in writing by us, or to private resales by Cornell Capital. We are required pursuant to the $2,750,000 Debenture to reserve a total of 20% of the maximum number of shares that may be owned by persons who are not U.S. citizens as determined in accordance with U.S. Department of Transportation regulations for issuance pursuant to the $2,750,000 Debenture.
14

In addition, in the event we close on any debt or equity financing after the issuance date of the $2,750,000 Debenture, we will be required to use 50% of the net proceeds of such financings to prepay outstanding amounts outstanding under the $2,750,000 Debenture or any other debenture issued by us to Cornell Capital. If amounts to be prepaid by us do not total at least the equivalent of $70,000 per month beginning on April 1, 2007, we must prepay the difference to match such amount up to $2,000,000. No further prepayments will be required once we prepay a total of $2,000,000.
We have agreed to grant a security interest to Cornell Capital covering substantially all of our assets to secure our obligations under the $2,750,000 Debenture pursuant to an Amended and Restated Security Agreement. Pursuant to the November SPA, we also agreed to issue to Cornell Capital warrants (the “New Warrants”) to purchase a total of 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants).
In connection with the November SPA, we also entered into an Investor Registration Rights Agreement whereby we have agreed to register no later than 120 days after the closing date up to 6,875,000 shares that may be acquired under the $2,750,000 Debenture and the 2,000,000 shares that may be issued pursuant to the New Warrants.
On October 20, 2006, Cornell Capital and we amended the terms of two warrant agreements (the “Cornell Warrants”) relating to the issuance of 1,250,000 shares of common stock each that were issued in connection with the March 2006 Debenture (defined below). The Cornell Warrants contained exercise prices of $1.00 and $1.15, respectively. To induce Cornell Capital to make an additional investment in us via the cash exercise of the Cornell Warrants, the Company agreed to reduce the exercise price of each Cornell Warrant to $0.70 per share. On October 20, 2006, we issued a total of 2,500,000 shares of common stock in connection with a notice of exercise of the Cornell Warrants received from Cornell Capital on such date. In connection with this agreement, we also agreed to issue additional warrants within 30 days to purchase up to 500,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 125,000 warrants); $1.35 per share (as to 125,000 warrants); $1.50 per share (as to 125,000 warrants); and $1.65 per share (as to 125,000 warrants).
On March 31, 2006, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $6,000,000 (the “March 2006 Debenture”). The March 2006 Debenture is convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. We are not permitted to issue such number of shares to Cornell Capital upon conversion that would result in Cornell Capital owning in excess of 4.99% of our outstanding common stock, which may only be waived by Cornell Capital either in its sole discretion with 60 days’ notice or without notice upon an event of default. This restriction may significantly limit and delay our ability to access funds under the SEDA (as described below). The debentures have a three-year term and accrue interest at 8% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009.
15

We entered into an Amended and Restated Security Agreement with Cornell Capital in connection with the March 2006 Debenture pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debenture issued by us to Cornell Capital in August 2004.
We were required to register all shares issuable pursuant to the March 2006 Debenture pursuant to the terms of an Investor Registration Rights Agreement between Cornell Capital and us. We registered a total of 10,802,179 shares of common stock underlying the March 2006 Debenture pursuant to a registration statement declared effective by the SEC on June 13, 2006 (the “June 2006 Registration Statement”).
In connection with this financing, we issued to Cornell Capital five year warrants with the following exercise prices: 1,250,000 at $1.00 per share, 1,250,000 at $1.15 per share, 1,250,000 at $1.30 and 1,250,000 at $1.45. The warrants containing exercise prices of $1.15 and $1.00 were amended in October 2006 as described above. We registered the shares issuable upon exercise of each of these warrants with the Securities and Exchange Commission in the June 2006 Registration Statement.
On October 26, 2005, we entered into an agreement with Portfolio Lenders II, LLC whereby we issued a note (the “Portfolio Lenders Note”) in the principal amount of $250,000. We also issued to the investor a warrant to purchase up to 100,000 shares of our common stock as an inducement to enter into the transaction. The Portfolio Lenders Note accrued interest at the rate of 15% per annum, of which 120 days worth of interest was paid in advance on the closing date. An additional $12,500 origination fee was also paid to the investor at closing. Interest at the rate of 20% per annum was payable upon the occurrence of an event of default under the Portfolio Lenders Note. The Portfolio Lenders Note, together with accrued and unpaid interest, was convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.50 per share. The investor converted all sums due and payable under the Portfolio Lenders Note as of March 26, 2006 into 500,000 shares of common stock. We filed a registration statement including the resale of these shares, along with the 100,000 shares of common stock issuable upon exercise of the Portfolio Lenders Warrant in the June 2006 Registration Statement.
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
16

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
In addition to the March 2006 Debenture, we have also entered into Securities Purchase Agreements with Cornell Capital whereby we previously issued a total of $1.52 million in principal of secured convertible debentures in August 2004 ($1,000,000), February 2005 ($300,000) and August 2005 ($220,000) (the “August 2005 Debenture”). On April 8, 2005, we entered into an Amended and Restated Secured Debenture (the “April 2005 Debenture”) in the amount of $1,335,424, representing the principal and interest due under the debentures issued in August 2004 and February 2005 as of such date. We repaid all but $114,900 under the April 2005 Debenture and the August 2005 Debenture with proceeds received in the March 2006 Debenture transaction. On September 11, 2006, Cornell Capital converted all remaining amounts due and owing under the April 2005 Debenture and the August 2005 Debenture into a total of 584,588 shares of our common stock.
We have registered a total of 7,344,830 shares of our common stock issuable upon conversion of the April 2005 Debenture in a registration statement declared effective by the SEC on September 2, 2005, which was later amended via a post-effective amendment declared effective by the SEC on June 27, 2006. We registered a total of 77,482 shares issuable upon conversion of the August 2005 Debenture in the June 2006 Registration Statement.
In addition, in November and December 2004, U.S. Helicopter issued a total of 63,200 of our Units to a limited number of accredited investors pursuant to a private placement offering during 2004 (the “2004 Private Placement”), in which we received $316,000 before payment of expenses associated with the offering. In connection with the 2004 Private Placement, 20 persons have received a total of 316,000 shares of our Series A Convertible Preferred Stock and 126,400 warrants to purchase our common stock, of which 63,200 warrants have an exercise price equal to 125% of the conversion price of the Series A Preferred Stock and the remaining 63,200 warrants have an exercise price equal to 150% of the conversion price of the Series A Preferred Stock. We registered the shares of common stock issuable upon the conversion of the Series A Preferred Stock and the warrants issued in the 2004 Private Placement in the June 2006 Registration Statement.
RESULTS OF OPERATIONS
Since inception on March 4, 2003 through March 27, 2006, the Company has had no revenues from operations and did not generate any revenues from operations until March 27, 2006. For the nine months ended September 30, 2006, total revenues were $1,121,961.
For the nine months ended September 30, 2006, the Company has incurred professional fees totaling $1,224,451. These fees are comprised of legal fees for general matters, accounting and audit fees, other consulting fees, transfer agent fees and registered agent fees.
17

Since inception, the Company has incurred operating losses. As of September 30, 2006, our accumulated deficit was $(8,274,537).
LIQUIDITY AND FINANCIAL CONDITION
We have financed our operations since inception primarily through private placement financings with Cornell Capital, a private placement of a convertible note with Portfolio Lenders II, LLC, private placements of common stock conducted in October and November 2005 and the 2004 Private Placement. In August 2004, the Company closed on a $1.3 million convertible debenture financing with Cornell Capital, of which the Company has received gross proceeds of $1.3 million to date. In November and December of 2004, the Company closed on a private placement offering of 63,200 Units to a limited number of accredited investors, pursuant to which we received $316,000 before payment of expenses associated with the offering. U.S. Helicopter received net proceeds of $206,300 in the 2004 Private Placement, which was used for general working capital purposes and startup costs. The Company closed on an additional $220,000 convertible debenture financing with Cornell Capital in August, 2005. On October 26, 2005, the Company closed on a $250,000 convertible note offering with Portfolio Lenders II, LLC. In addition, in November, 2005, the Company closed on six common stock private placement transactions with six investors for a total of $6,250,000, pursuant to which the Company issued a total of 6,250,000 shares of its common stock. In March 2006, we closed on an additional $6.0 million convertible debenture financing with Cornell Capital.
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
We plan to acquire through lease or mortgage, and put into service, up to seven (7) helicopters during our first year of flight operations which commenced on March 27, 2006. On November 2, 2005, we took delivery of our first helicopter pursuant to a lease dated as of November 1, 2005. At the time of entering into the lease, we paid the lessor the first month’s rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month and continue during the term. The lease term is for three years with no renewals or purchase options.
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
We will need approximately $12.0 million of helicopter lease/debt financing for our next three helicopters, inclusive of deposits required in connection with any financing transaction. It is anticipated that the purchase price per aircraft for the next five used aircraft, including the cost of refurbishment and re-configuration of interiors, will be approximately $3.8 million, which amount is included in the overall purchase price described herein. It is anticipated that the security deposit for these three aircraft will be approximately $0.2 million, with the balance of the purchase price to be in the form of lease financing. It is anticipated that the manufacturers of these aircraft, the engine manufacturer or a third party source will enter into “power-by-the-hour” (“PBH”) arrangements, whereby the Company would be allowed to cover the cost of major maintenance items over a period of time, rather than as the maintenance costs are specifically incurred. The Company will be required to place deposits with the aircraft manufacturers for new aircraft to be delivered in late 2008. Accounting for PBH arrangements will be accomplished through our Statement of Operations, where we will expense in full the amount of such costs at the rates in accordance with any contracts we have in place. We will record deposits made to the manufacturer(s) as Deposits on our Balance Sheet. These deposits could be used by the manufacturer(s) if there is an event of default by us.
18

In addition to the lease financing described above, it is currently anticipated that the Company would place an order by March 31, 2007 for delivery in late 2008 of an additional four new aircraft at an average purchase price of $8.0 million, and an additional fourteen (14) aircraft after 2008 at the same average purchase price, adjusted for inflation. The current anticipated delivery schedule for the initial and additional aircraft for the first year of operations is as follows:
•	November 2, 2005: Received one Sikorsky S-76B aircraft
•	December 1, 2005: Received one Sikorsky S-76B aircraft
•	February 14, 2006: Received one Sikorsky S-76B aircraft
•	May 15, 2006: Received one Sikorsky S-76B aircraft
•	December 2006: Anticipated delivery of one Sikorsky S-76B aircraft
•	January 2007: Anticipated Delivery of one Sikorsky S-76B aircraft
•	February 2007: Anticipated delivery of one Sikorsky S-76B aircraft
The above dates for delivery of aircraft we have not yet received represent the anticipated delivery to us. The aircraft will require modifications to bring them to our standards, which we estimate will take approximately 60 days per aircraft.
There can be no assurance that the Company will be successful in entering into financing agreements for these aircraft. If these financings cannot be consummated, the Company will assess all available alternatives.
To date our financing has come from the sale of $10.27 million of convertible debentures ($7.52 million funded to date), $0.3 million in private placement proceeds in the 2004 Private Placement, $0.25 million from the sale of a convertible note and $6.25 million in private placement proceeds from the sale of our common stock in 2005. We also have the ability to sell up to $11 million of our common stock to Cornell Capital pursuant to an Amended and Restated Standby Equity Distribution Agreement with Cornell Capital in April 2005 (the “SEDA”). Based on our recent financing transactions with Cornell Capital, we believe that we have sufficient capital to finance operations for the balance of 2006. We also believe that we have sufficient capital to finance operations through mid-2007, assuming that our results of operations reasonably correspond to our current business plan. To the extent that our growth requires additional capital resources or our operating results do not meet our current business plan, we may need to seek additional capital prior to mid-2007.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment. (SFAS 123R) SFAS 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The “modified retrospective” method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
We have adopted SFAS 123R effective January 1, 2006. We currently utilize a standard option pricing model (the Black-Scholes-Merton model) to measure the fair value of stock options granted to employees. SFAS 123R permits us to continue to use such a model.
19

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We have not yet determined what effect, if any, this change will have on future periods.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS 154 is effective beginning January 1, 2006. SFAS 154 did not have a significant impact on our financial position, results of operations or cash flows.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which for us will be the year ending December 31, 2007. We do not believe that the adoption of FIN 48 will have a material impact on our financial position, results of operations and cash flows.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. SFAS 157 will be effective for us beginning in fiscal 2009. We are currently evaluating the impact SFAS 157 will have on our financial position, results of operations and cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 expresses the SEC’s views regarding the process of quantifying misstatements in financial statements. The view of the SEC is that the effects of prior year errors in the balance sheet must be taken into account for the current year income statement financial reporting. We implemented the provisions of SAB 108 during the third quarter of fiscal 2006 and it did not have a material impact on our financial position, results of operations or cash flows.
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
Our significant accounting policies are summarized in the Notes to our financial statements. While all these significant accounting policies impact its financial condition and results of operations, U.S. Helicopter views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on U.S. Helicopter’s consolidated financial statements (or are anticipated to have such impact as operations increase) and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. Our critical accounting policies are useful lives of assets, impairment testing of assets, revenue recognition, and deferred offering costs.
20

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
IMPAIRMENT OF LONG-LIVED ASSETS. We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. An impairment charge could materially impact our financial condition and results of operations.
REVENUE RECOGNITION. We recognize revenue when transportation has been provided, including scheduled passenger and charter services.
DEFERRED OFFERING COSTS AND DEFERRED FINANCING COSTS. We incurred certain costs related to financing activities during the three-month periods ended September 30, 2006 and 2005. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).
Additional Information. With respect to our cash requirements and sources during the next 12 months, see Management’s Discussion and Analysis—Liquidity and Financial Condition. We will lease or purchase approximately three additional used, low-time helicopters roughly through and including first quarter 2007. During that time period, we expect that our most significant equipment-related and plant-related expenses will be a combination of helicopter lease and/or debt payments (approximately $1.75 million). With respect to changes in number of employees, we have 38 full time employees and 12 part-time employees as of September 30, 2006 and expect to have approximately 50 full-time and 20 part-time employees at the end of fourth quarter 2006.
Off-Balance Sheet Arrangements. U.S. Helicopter has no off-balance sheet arrangements.
PLAN OF OPERATION
Overview
U.S. Helicopter Corporation’s core business will be providing regularly scheduled helicopter shuttle service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. The Company has introduced, and intends to expand its service, called “Metro-hop Airport Shuttle Service” (“MASS”), in the New York City market. When fully implemented, the Company’s plan is to offer frequent service between Kennedy, Newark Liberty and LaGuardia airports and the New York metropolitan area heliports located at Wall Street, East 34th Street, and West 30th Street. The Company’s MASS service is intended to provide a fast, reliable, and safe alternative for airline passengers who wish to avoid the uncertainties and frequent delays associated with depending upon surface-based transportation to and from airports.
21

As the Company completes its first 18 months of operations and the introduction of its MASS service in New York City, it intends to phase-in similar service during the following four years in other major U.S. metropolitan markets such as Washington, D.C., Chicago and Los Angeles.
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
U.S. Helicopter must raise additional capital in the next 12 months in order to purchase aircraft. Management currently plans to acquire through lease or mortgage up to three additional helicopters during the Company’s next 12 months of operations, for which approximately $12 million in lease/debt financing will be needed. The Company acquired its first four aircraft pursuant to leases on November 1, 2005, December 1, 2005, February 14, 2006 and May 15, 2006, respectively. The Company is currently in negotiations with a number of potential financing sources for its startup and aircraft acquisition costs; however, there can be no assurances that a transaction with any of these potential financing sources will be completed.
The Company has 38 full-time employees and 12 part-time employees as of September 30, 2006 and expects to have a total of approximately 50 full-time and 20 part-time employees as of the end of fourth quarter 2006. As of the end of fourth quarter 2007, the Company expects to have approximately 170 full time and 40 part-time employees.
In August 2004, we received our first tranche of $1.0 million ($772,500 net of expenses) from a financing transaction with Cornell Capital pursuant to the terms of a Securities Purchase Agreement (the “SPA”). In February 2005, we received our second tranche of $300,000 ($270,000 net of expenses) pursuant to the SPA. In exchange for financing under the SPA, we agreed to issue to Cornell Capital $1,300,000 of our 5% secured, convertible debentures. On April 8, 2005, we entered into the April 2005 Debenture in the amount of $1,335,424, representing the principal and interest due under the prior debentures as of such date. The April 2005 Debenture’s conversion provision entitled Cornell Capital at any time, and from time to time, to convert up to 10% of the principal plus accrued interest into U.S. Helicopter’s $0.001 par value common stock, at a price of $0.20 per share. We used the proceeds from these transactions for general working capital purposes and startup costs. We repaid approximately $897,000 due under the April 2005 Debenture with proceeds received in connection with the March 2006 Debenture transaction on March 31, 2006. On September 11, 2006, Cornell Capital converted all amounts that remained due and owing under the April 2005 Debenture into a total of 509,980 shares of our common stock.
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
In addition, on August 23, 2005, we received net proceeds of $190,000 from an additional financing transaction with Cornell Capital pursuant to the terms of a new Securities Purchase Agreement with Cornell Capital, whereby $220,000 of 5% secured convertible debentures were issued (the “August 2005 Debenture”). Since January 1, 2006, we were required to make monthly payments of $40,000 until all amounts under the August 2005 Debenture were repaid in full. The August 2005 Debenture bore interest at 5% per annum and was secured by the Amended and Restated Security Agreement under identical terms as the April 2005 Debenture. Up to 10% of all sums due and payable under the August 2005 Convertible Debenture were convertible at Cornell Capital’s option, into shares of our common stock at a price of $0.20 per share. All other material terms of the August 2005 Convertible Debenture were identical to the April 2005 Debenture. We repaid approximately $131,200 due under the August 2005 Debenture with proceeds received in connection with the March 2006 Debenture transaction on March 31, 2006. On September 11, 2006, Cornell Capital converted all amounts that remained due and owing under the August 2005 Debenture into a total of 74,608 shares of our common stock.
22

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
On October 20, 2006, Cornell Capital and we amended the terms of the Cornell Warrants relating to the issuance of 1,250,000 shares of common stock each. The Cornell Warrants contained exercise prices of $1.00 and $1.15, respectively. To induce Cornell Capital to make an additional investment in us via the cash exercise of the Cornell Warrants, the Company agreed to reduce the exercise price of each Warrant to $0.70 per share. On October 20, 2006, we issued a total of 2,500,000 shares of common stock in connection with a notice of exercise of the Cornell Warrants received from Cornell Capital on such date. In connection with this agreement, we also agreed to issue additional warrants within 30 days to purchase up to 500,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 125,000 warrants); $1.35 per share (as to 125,000 warrants); $1.50 per share (as to 125,000 warrants); and $1.65 per share (as to 125,000 warrants).
On November 10, 2006, we entered into the November SPA with Cornell Capital pursuant to which we agreed to issue the $2,750,000 Debenture, with funding to occur no later than November 30, 2006. In connection with this transaction, we agreed to issue to Cornell Capital warrants to purchase up to 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants).
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
In addition to continued ground-based traffic congestion problems and delays, there have been significant increases in crowds and wait times associated with check-in and security at airports due to the terrorist attacks of September 11, 2001. Airlines have been trying to find new and better ways to attract business travelers back to flying. They have spent significant time and money figuring out ways to get passengers through this process in less time. U.S. Helicopter’s service will offer our passengers an alternative solution because we will provide check-in and full security screening at each heliport. Passengers are screened prior to boarding our helicopter at the heliport (where passenger volumes are significantly lower than at major airports), and are delivered by U.S. Helicopter to the secure side of their destination airport. The overall process time for passengers will be greatly reduced as they will move through security with just six to twelve people on their helicopter flight instead of the crowds of hundreds or thousands at major airport.
23

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
24

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

We anticipate that within approximately 18 months after launching our shuttle service in New York, we will have completed initiation of the Metro-hop Airport Shuttle Service in that market and established the platform for optimum development of our business model. We will then position the company for expansion into other markets both domestically and internationally. Management plans to enter three additional markets after the initial introduction of services in New York, within the five-year timeframe which commenced on March 27, 2006. Washington DC, Chicago, and Los Angeles, along with New York represent the top four markets that we plan to service in the United States. The Washington DC, Chicago, and Los Angeles markets have been identified because they have transportation and congestion problems similar in scope to New York City’s.
We plan to acquire through lease or mortgage and put into service up to three additional helicopters during our first year of flight operations which commenced on March 27, 2006. We received delivery of our initial aircraft on November 2, 2005 pursuant to a lease agreement dated November 1, 2005 for the lease of one Sikorsky S-76B Helicopter. The lease term is for three years with no renewals. At the time of entering into the lease, we paid the lessor the first month’s rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month during the Term. On December 1, 2005, February 14, 2006 and May 15, 2006, respectively, we took delivery of three additional aircraft pursuant to respective lease agreements with a third party dated December 1, 2005, February 10, 2006 and April 26, 2006.
We will need to secure approximately $12 million of helicopter debt/lease financing for our additional aircraft. We have not completed the financing arrangements necessary for the leasing of these aircraft. We anticipate entering into a five-to-seven-year lease with monthly payments. We also anticipate that the lessor will pay or reimburse the Company for the cost of transporting the aircraft and all necessary maintenance and inspection work. The lessor will likely require a security deposit at the time the lease is entered into. In addition, the Company intends to contract with a provider of standard “power by the hour” (“PBH”) arrangements covering all major airframe and engine components and parts. The Company will be required to insure the aircraft hull value and passenger liability.
25

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
IN ADDITION TO THE RISK FACTORS SET FORTH IN OUR REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED JUNE 30, 2006, INVESTORS SHOULD BE AWARE OF THE FOLLOWING RISKS:
RISKS RELATED TO OUR BUSINESS AND AVIATION INDUSTRY
We Have Limited Revenue from Operations and May Need to Raise Additional Capital To Finance Operations. Our Operations since Inception have not Generated a Profit.
We began operations on March 27, 2006 but had no revenue from operations prior to that date. We have relied on and will continue to rely on significant external financing to fund our operations. To date our financing has come from the sale of $10.27 million of convertible debentures ($7.52 million funded to date), $6.25 million in private placement proceeds from the sale of our common stock, $0.3 million in private placement proceeds from the 2004 Private Placement and $11.0 million that will be available to us under a standby equity distribution agreement (the “SEDA funds”) upon the effectiveness of a related registration statement. We anticipate that we will not need to raise additional capital to finance operations through year-end 2006 but will need to raise additional capital to finance operations through 2007, assuming that our results of operations reasonably correspond to our business plan. We must also raise $12 million for the leasing of aircraft.
Our operations since inception in March 2003 have not generated a profit. We generated a net loss of ($17,865) during the period from inception in March 2003 to December 31, 2003, a net loss of ($549,961) during the twelve months ended December 31, 2004, a net loss of $(2,546,291) for the 12 months ended December 31, 2005 and a net loss of $(5,160,420) for the nine months ended September 30, 2006.
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
26

Our Failure to Successfully take Delivery of, Place into Service and Integrate into our Operations the Aircraft we Intend to Lease/Purchase could Harm our Business.
We have received our initial four aircraft between November 2005 and May 2006. Our estimated delivery of eight aircraft over the first 12 months as follows:
•	November 2, 2005: Received one Sikorsky S-76B aircraft
•	December 1, 2005: Received one Sikorsky S-76B aircraft
•	February 14, 2006: Received one Sikorsky S-76B aircraft
•	May 15, 2006: Received one Sikorsky S-76B aircraft
•	December 2006: Anticipated delivery of one Sikorsky S-76B aircraft
•	January 2007: Anticipated Delivery of one Sikorsky S-76B aircraft
•	February 2007: Anticipated delivery of one Sikorsky S-76B aircraft
The above dates for delivery of aircraft we have not yet received represent the anticipated delivery to us. The aircraft will require modifications to bring them to our standards, which we estimate will take approximately 60 days per aircraft. These acquisitions would require financing in the amount of $12 million. Acquisition of aircraft involves a variety of risks relating to its ability to be successfully placed into service, including:
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
RISKS RELATED TO CORNELL CAPITAL FINANCING
We are party to certain agreements with Cornell Capital relating to the issuance of approximately $10.27 million in convertible debentures and the sale of up to $11.0 million worth of our common stock pursuant to the SEDA (as defined below). Investors should be aware that there are certain risks and uncertainties associated with such agreements. In addition, while the Company entered into the SEDA in August, 2004, in light of the successful financings that the Company has closed in the past 12 months, it does not currently intend to file a registration statement to register the shares issuable under the SEDA. The decision in this regard is anticipated by the end of 2006. Investors should take this into account when considering the following risk factors.
Cornell Capital Could Acquire a Significant Amount of Our Common Stock and, if it Does So, Could Exercise Significant Influence Over Us.
Based upon the conversion rights under the March 2006 Convertible Debenture, Cornell Capital could acquire up to approximately 18.79% of our common stock based on a conversion price of $1.45 per share, or an estimated 22.59% if the conversion price is assumed to be $1.00 per share. These figures do not include the issuance of common stock under the $2,750,000 Debenture or warrants to purchase a total of 2,500,000 shares which we have agreed to issue but which have not been issued as of the date of this report. The acquisition of such interest would be dependent upon the occurrence of an event of default under the Convertible Debentures and a waiver of Cornell Capital’s restriction on owning more than 4.99% of our issued and outstanding common stock. If Cornell Capital acquired such 18.79 – 22.59% of our common stock, it could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of Cornell Capital may differ from the interests of other stockholders.
27

ITEM 3. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the third quarter of fiscal 2006 or subsequent to the date of the evaluation by its management thereof.
PART II
OTHER INFORMATION
ITEM 5. OTHER INFORMATION
On November 10, 2006, we entered into a Securities Purchase Agreement (the “November SPA”) with Cornell Capital pursuant to which we agreed to issue a secured convertible debenture to Cornell Capital in the principal amount of $2,750,000 (the “$2,750,000 Debenture”), with funding to occur no later than November 30, 2006. The $2,750,000 Debenture will mature 36 months after issuance and will accrue interest at 8% per year which will be payable in shares of our common stock at the lower of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock (“Fair Market Value”) for the 30-day period prior to the interest payment due date.
The $2,750,000 Debenture will be convertible at Cornell Capital’s option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the Fair Market Value of our common stock for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the $2,750,000 Debenture. Cornell Capital’s conversion right under the $2,750,000 Debenture will be subject to certain limitations including that Cornell Capital may not convert the $2,750,000 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.99% of our then outstanding common stock. In addition, Cornell Capital will agree to not sell any shares that may be acquired under the $2,750,000 Debenture until May 10, 2007. Thereafter, Cornell Capital will limit its resales of our common stock acquired under the $2,750,000 Debenture to $250,000 worth for a period of 30 days if our common stock falls below $1.45 per share for five consecutive trading days (the “Resale Limitation”). The Resale Limitation would not apply upon an event of default as defined in the $2,750,000 Debenture, if waived in writing by us, or to private resales by Cornell Capital. We are required pursuant to the $2,750,000 Debenture to reserve a total of 20% of the maximum number of shares that may be owned by persons who are not U.S. citizens as determined in accordance with U.S. Department of Transportation regulations for issuance pursuant to the $2,750,000 Debenture.
In addition, in the event we close on any debt or equity financing after the issuance date of the $2,750,000 Debenture, we will be required to use 50% of the net proceeds of such financings to prepay outstanding amounts outstanding under the $2,750,000 Debenture or any other debenture issued by us to Cornell Capital. If amounts to be prepaid by us do not total at least the equivalent of $70,000 per month beginning on April 1, 2007, we must prepay the difference to match such amount up to $2,000,000. No further prepayments will be required once we prepay a total of $2,000,000.
28

We have agreed to grant a security interest to Cornell Capital covering substantially all of our assets to secure our obligations under the $2,750,000 Debenture pursuant to an Amended and Restated Security Agreement. Pursuant to the November SPA, we also agreed to issue to Cornell Capital warrants (the “New Warrants”) to purchase a total of 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants).
In connection with the November SPA, we also entered into an Investor Registration Rights Agreement whereby we have agreed to register no later than 120 days after the closing date up to 6,875,000 shares that may be acquired under the $2,750,000 Debenture and the 2,000,000 shares that may be issued pursuant to the New Warrants.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits. The following Exhibits are filed as part of this prospectus or incorporated herein by reference:
Exhibit No.	Document Description	Location

10.73	Securities Purchase Agreement dated November 10, 2006 between U.S. Helicopter Corporation and Cornell Capital Partners, LP (exhibits and schedules omitted)	(1)
10.74	Form of 8% Secured Convertible Debenture in the principal amount of $2,750,000	(1)
10.75	Amended and Restated Security Agreement dated November 10, 2006 between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(1)
10.76	Investor Registration Rights Agreement dated November 10, 2006 between U.S. Helicopter Corporation and Cornell Capital Partners, LP	(1)
10.77	Form of Lock-Up Agreement	(1)
10.78	Form of Warrant No. USHP-3-1 to purchase 500,000 shares of U.S. Helicopter common stock at $1.20 per share issued to Cornell Capital Partners, LP	(1)
10.79	Form of Warrant No. USHP-3-2 to purchase 500,000 shares of U.S. Helicopter common stock at $1.35 per share issued to Cornell Capital Partners, LP	(1)
10.80	Form of Warrant No. USHP-3-3 to purchase 500,000 shares of U.S. Helicopter common stock at $1.50 per share issued to Cornell Capital Partners, LP	(1)
10.81	Form of Warrant No. USHP-3-4 to purchase 500,000 shares of U.S. Helicopter common stock at $1.65 per share issued to Cornell Capital Partners, LP	(1)
10.82	Form of Warrant No. USHP-2-5 to purchase 125,000 shares of U.S. Helicopter common stock at $1.20 per share issued to Cornell Capital Partners, LP	(1)
10.83	Form of Warrant No. USHP-2-6 to purchase 125,000 shares of U.S. Helicopter common stock at $1.35 per share issued to Cornell Capital Partners, LP	(1)
10.84	Form of Warrant No. USHP-2-7 to purchase 125,000 shares of U.S. Helicopter common stock at $1.50 per share issued to Cornell Capital Partners, LP	(1)
10.85	Form of Warrant No. USHP-2-8 to purchase 125,000 shares of U.S. Helicopter common stock at $1.65 per share issued to Cornell Capital Partners, LP	(1)
29

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
(1) Exhibit filed herewith.
30

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
U.S. HELICOPTER CORPORATION
Date: November 14, 2006	By:	/s/ John G. Murphy
John G. Murphy Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ George J. Mehm, Jr.
George J. Mehm, Jr. Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

31