Form 10KSB
period 2006-12-31
U.S. Helicopter CORP
filed 2007-04-17
CIK 1309140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006
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

Securities registered under Section 12(b) of the Exchange Act: COMMON STOCK, PAR VALUE,
$0.001
Securities registered under Section 12(g) of the Exchange Act: NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☑    No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☑
State issuer’s revenues for its most recent fiscal year. $1,417,215.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Approximately $16,162,640 as of March 31, 2007. The aggregate market value was based upon the mean between the closing bid and asked price for the common stock on March 31, 2007 as quoted by the NASD OTC Electronic Bulletin Board $1.03.
(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☐   No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2007, 35,524,931 shares of common stock.
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
PART I
ITEM 1. DESCRIPTION OF BUSINESS
OVERVIEW
U.S. Helicopter is a Delaware corporation that was formed on March 4, 2003. We believe the timing is favorable, particularly in light of traffic congestion problems affecting many of the nation’s highways serving major metropolitan areas during peak traffic hours (especially direct and connecting routes to major airports where gridlock has become the norm), to introduce our new Metro-hop Airport Shuttle Service. Our MASS service will provide regular, scheduled passenger helicopter service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. On March 27, 2006, we commenced regularly scheduled flight operations between the Downtown Manhattan Heliport and JFK International Airport.  We estimate that there are annually over 29 million air passengers traveling in and out of Manhattan who could utilize a regularly scheduled helicopter service to access major airports, when it becomes available.

Our principal target market is the business traveler who, we believe, will be willing to pay fares between $139 and $169. Individual travelers will purchase tickets at the higher price range. Large corporate travel management companies or corporations will purchase volume sales, which will be negotiated at a “per-ticket-price” at the lower price range and will be based upon large ticket commitments. Our approximate 8-minute regularly scheduled U.S. Helicopter flight from Manhattan to John F. Kennedy International Airport (“Kennedy Airport”) stands in contrast to paying $850 to $2,770 for the same flight offered by a charter helicopter service or paying fares from $75-$125 plus tolls and tips for 65-125 minutes of travel time (or longer) via taxi or limousine airport ride. While our service is available to the general public including corporate CEOs and affluent leisure travelers, we believe our service has the greatest appeal to the segment of the business traveler market (like managers, directors, etc.) who use town car/executive car services, limos or taxi transportation, travel 2-3 times per month and recognize the true time-saving value offered via helicopter. We believe our service is highly attractive (for personal reasons as well as business reasons) compared to ground-based travel when the helicopter connection is reasonably and moderately priced in the range that U.S. Helicopter offers.
During 2006, we introduced our MASS service in the Metro New York City market with service between Kennedy Airport and Newark Liberty International Airport (“Newark Liberty Airport”)  and the Downtown Manhattan Heliport.  In February 2007 we expanded our service between Kennedy Airport and Newark Liberty Airport to the East 34th Street Heliport.  In June 2006, we also commenced service between Sikorsky Memorial Airport in Stratford, Connecticut and the Downtown Manhattan Heliport.  We intend to expand our service to LaGuardia International Airport and the West 30th Street Heliport in Manhattan during the next 12 months.  Subsequently we intend to introduce our airport shuttle service in the metropolitan Washington DC, Chicago and Los Angeles markets, with further expansion into other major U.S. metro-markets. The number of passengers who originate or terminate their travel from within close proximity to one of these cities’ heliports is estimated at over 200 million annually. Over 29 million passengers originate or terminate their trips from the island of Manhattan.
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
U.S. Helicopter believes that there is significant unfulfilled demand for scheduled, “Metro-Hop” airport helicopter shuttle services in the U.S., especially in its initial target market of the New York City metropolitan area. This demand has been largely unfulfilled since the late 1970s, when New York Airways’ scheduled helicopter service carried over 400,000 passengers annually. During this period the market size was approximately 35 million passengers as compared to today, where the market size has grown to over 96 million passengers.
Due to significant growth in many U.S. cities, the need for ground-based infrastructure servicing metropolitan areas, and roadways servicing major airports in particular, has outpaced capacity. Only so many subways, bus lines, and taxi routes can be added to service these high demand routes before each city runs out of space and capability. Adding more limousine and taxi services will not help the situation either because the bottleneck is in the infrastructure itself. U.S. Helicopter believes that the future of transportation for short distances into and out of these densely populated urban areas is by helicopter. By using the vertical take off and landing capabilities of the helicopter, passengers will be able to travel through the city and to local destinations without suffering through hours of gridlock. People will be able to quickly travel across town, to the local airport, or to a neighboring city in minutes instead of hours.

DEVELOPMENT OF THE COMPANY TO DATE
The Company maintains its operations headquarters at Sikorsky Memorial Airport in Stratford, Connecticut, and its principal executive offices are located at the Downtown Manhattan Heliport in New York City. To date, the Company has assembled a management team with experience in a variety of positions in the aviation industry. The Company has received authorizations needed to commence flight operations from the FAA, DOT and TSA. We have finalized operating agreements with the Port Authority of New York and New Jersey (the “Port Authority”) for our flight operations at the Downtown Manhattan Heliport, Kennedy Airport and Newark Liberty Airport. We also finalized an agreement with MacQuery Aviation North America for our flight operations at the East 34th Street Heliport. We will need to finalize an agreement with the Port Authority at LaGuardia Airport prior to beginning operations at this airport and will need to finalize and agreement with the operator of the West 30th Street Heliport.
The Company has entered into Interline Agreements with American Airlines and Continental Airlines for the establishment of operating and marketing relationships with these two companies, whereby the airlines provide select airport and airline services and ground handling. The Interline Agreements govern the procedures for passenger traffic handling and settlement of fees between the parties. The Company is also in discussions with other airlines as well for similar arrangements.
The Company entered into a lease agreement dated November 1, 2005 (the “Lease”) with a third party lessor to lease one helicopter. The term of the Lease is three years and terminates on October 31, 2008. At the time of entering into the Lease, we paid the lessor the first monthly rental payment and a deposit as defined in the Lease. On March 17, 2006, we entered into a Support Agreement, as defined below, effective as of November 1, 2005, with the Other Party, also as defined below. The term of the Support Agreement is three years with provisions for extension should we continue to lease the helicopter subject to the Lease.
The Company has also entered into three Lease Agreements dated December 1, 2005, February 10, 2006 and April 26, 2006, with a third party lessor (the “Lessor”) in accordance with the terms of a General Terms Agreement dated December 1, 2005 for three Sikorsky S76 helicopters (together, the “Aircraft Leases”). The terms of the Aircraft Leases commenced on the date the helicopters were delivered (December 1, 2005, February 14, 2006 and May 16, 2006, respectively) and shall terminate November 30, 2010, February 9, 2011 and April 25, 2011, respectively, or when the S76s are returned to Lessor, whichever is later. At the time of entering into the Aircraft Leases, we paid Lessor the first monthly rental payments and deposits as defined in the Aircraft Leases. The Lessor agreed to make all necessary arrangements to obtain certificates of airworthiness to allow us to operate the S76s under U.S. FAA Part 135.
On December 19, 2005, we also entered into a Technical Support Agreement (“Support Agreement”) with a party affiliated with Lessor (“the Other Party”) pursuant to which the Other Party has agreed to provide us with certain exchange components, spare parts, and technical support for the S76 helicopters. The Support Agreement has a five year term and expires on December 1, 2010. After the expiration of the five year term, the Support Agreement may be renewed for periods of one year. We have agreed to pay a fixed rate per flight hour under the terms and conditions in the Support Agreement. We also agreed to provide the Other Party with a monthly flight hour report for the S76 and a removal schedule for the components covered by the Support Agreement. Compensation for the services to be performed by the Other Party under the terms of the Support Agreement shall be charged to us at the fixed rate per flight hour rate which is subject to price escalation. The price escalation will be adjusted at various intervals in accordance with a formula in the Support Agreement.
In addition, the Company has entered into a Deposit and Advance Order Agreement, as amended, with Sikorsky Aircraft Corporation (“Sikorsky”) for the purchase of four aircraft to be delivered in late 2008. The Company has made a deposit to Sikorsky in the amount of $400,000, or $100,000 per aircraft. The Company and Sikorsky will need to negotiate a formal sales agreement for the aircraft. We will need to arrange financing for the purchase or lease of these aircraft.

Management of the Company is also in negotiations with a number of prospective financial sources for the approximate $12 million in aircraft acquisition or lease and other aircraft startup costs for three used helicopters to be delivered in 2007.
No assurances can be given that a formal sales agreement with Sikorsky or transactions with any of these prospective financial sources will be completed.
MARKET RESEARCH
During the development and research phase of U.S. Helicopter’s activities, and currently, management devoted substantial time to understanding the Company’s target customers and how to address their needs. Management has engaged in market research which included:
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
The two major limitations affecting such helicopter operations in the past were: (a) poor aircraft reliability and (b) inclement weather. Both of these factors led to unexpected aircraft down time, which in turn led to disappointed and dissatisfied customers and reduced revenues. The following shows how U.S. Helicopter has addressed each of these concerns:

•	Aircraft Reliability: The previously mentioned operators were utilizing helicopters such as the Sikorsky S58 or S61, which had much higher Direct Operating Costs (DOC’s) per flight hour (FH) and a higher maintenance rate per FH (MH/FH). Sikorsky Aircraft Company’s S-76, which we operate, has lower DOC’s and a lower MH/FH. Additionally, unscheduled maintenance actions have been significantly reduced through backup systems, and a move toward replace-on-condition components. Aircraft such as the S-76 are significantly less expensive and more reliable to operate. Our utilization of this aircraft or a similar aircraft will allow U.S. Helicopter to offer a reliable, cost effective alternative to the current ground-based transportation market.
•	Backup Helicopters: U.S. Helicopter has recognized the importance to each customer of the reliability in service that is required in order to maintain repeat business and customer loyalty. To ensure a high level of service, we have built into our model a larger number of backup aircraft in the event that maintenance or other related delays require backup aircraft to be immediately inducted into service to maintain scheduled reliability.
•	Aircraft Technology and Safety: New helicopter technologies and navigational tools have greatly improved the economics of helicopter service. Each of U.S. Helicopter’s aircraft are Category A, dual engine and will have special equipment (e.g. IFR (“Instrument Flight Rule”) with GPS (“Global Positioning Satellite” systems), Full Authority Digital Engine Control (FADEC), and 3-Axis Automatic Flight Control Systems (AFCS), which (i) will increase reliability and safety over conventional on-demand charter helicopter operators while directly reducing maintenance and operational costs and (ii) are significant upgrades to the technologies that were used by scheduled helicopter service operators in the 1950s — 1980s.
•	Down Time From Inclement Weather: Historically, when an airport went to “Instrument Flight Rule” (IFR) flights because of bad weather (which typically occurs 18% of the time in NYC), the operator, such as Pan Am or NY Airways, had two options: cancel flights or fly the fixed wing (airplane) Instrument Landing System (ILS) if the aircraft was so equipped. If the operator flew the ILS, this meant getting in line with all the fixed wing flights approaching or departing the airport. Due to the flight pattern required to do this, helicopter flight time would increase from ten minutes to up to one hour. Either way, canceling flights or flying the ILS would increase expenses drastically and disappoint passengers. U.S. Helicopter will not be subject to these delays when an airport goes IFR because of the development of Special Visual Flight Rule (“SVFR”), as governed by the FAA and as established by U.S. Helicopter, the FAA and Air Traffic Control at each airport, and GPS based IFR routes or “tunnels” between each heliport and each airport. These tunnels are helicopter only and are considered Simultaneous Non-Interfering Approach/Departure procedures. They allow U.S. Helicopter to fly in almost all weather, thereby reducing weather down time from approximately 18% to 1.5% and allowing a reliability factor of 98.5%, which is typical of international scheduled helicopter operators currently in service. The American Institute of Aeronautics and Astronautics Paper No. 73-25, Review of New York Airways Helicopter Operations, documents an overall operational reliability factor of 99.46%. It is management’s position that U.S. Helicopter will operate aircraft with a much better reliability factor and conservatively projects a reliability factor of 98.5%.
WHAT SETS US APART
U.S. HELICOPTER’S “VALUE-ADDED” FEATURES. The scheduled, “short-hop” shuttle  service that U.S. Helicopter will launch represents a significant enhancement to the present and future status of both the helicopter and the regional transportation industry. There are specific “value-added” features of U.S. Helicopter’s services that are cutting edge, which differentiate us from previous scheduled helicopter operators and charter helicopter services.
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

“VALUE-ADDED” FEATURES:
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
RELIABLE ALL-WEATHER OPERATIONS. One very important aspect of U.S. Helicopter’s flight service is its ability to offer near 100% flight availability. Down time due to inclement weather and delays associated with aircraft being re-routed into fixed wing air traffic patterns when approaching the airports, were among primary reasons why previous scheduled helicopter operators were not efficient from a reliability standpoint. U.S. Helicopter has developed and implemented several new programs to ensure that this does not happen with its operations. These programs include new maintenance techniques, redundant aircraft, and the development of an IFR network of routes with Simultaneous Non-Interfering (“SNI”) approaches for all metro airports to which we provide scheduled service.
STATE-OF-THE-ART AIRCRAFT. U.S. Helicopter anticipates over time that its fleet will consist of medium twin aircraft like the Sikorsky manufactured S-76. Management believes that its new “short-hop” airport shuttle is more appealing to customers because its aircraft contain new technology, with the perception that aircraft with new technology are safer and more reliable. This is one of US Helicopter’s “value-added” features, because state-of-the-art aircraft will give U.S. Helicopter a distinct technological advantage over charter operators. Also, it is a significant improvement over the technology that was available to scheduled helicopter operators of the 1960s through 1980s, who operated Vietnam War-era technology that was prone to high maintenance requirements, no GPS or IFR operating capability and consequently, low reliability rates.
ALLIANCES AND PARTNERING AGREEMENTS. U.S. Helicopter believes that a key to its success is its ability to negotiate and enter into critical airline alliances or airline partnering agreements. The purpose of these agreements is to provide a seamless transportation experience for our passengers from the point that they are checked-in at the various heliports in our system until they reach their ultimate travel destination as a result of a connecting flight with a major or regional airline. U.S. Helicopter believes that partnering with major airlines will provide an immediate and significantly larger customer base for U.S. Helicopter’s service and that these alliances and partnerships will afford U.S. Helicopter the ability to service passengers in numerous areas such as passenger and baggage check-through and passenger lounges while waiting for flights both on U.S. Helicopter’s aircraft and flights with the major or regional carrier to ultimate destinations. U.S. Helicopter also intends to use these alliances for cross-marketing purposes, including direct mail advertising to those airlines’ multi-million frequent flyer members as well as advertising with major or regional airlines to market U.S. Helicopter’s convenient service to the existing customer base of the major or regional carriers.

As of the date of this report, U.S. Helicopter has entered into Interline Agreements with American Airlines and Continental Airlines and is actively involved in negotiations with other major airlines. The Interline Agreements govern the procedures for passenger traffic handling and the settlement of fees between the parties. The Company’s business model assumes that we will have one or two primary airline partner such as American Airlines and Continental where arrival and departure activities at JFK, LaGuardia and Newark Airports would operate from the airline partners’ terminals. In addition, the Company also anticipates having a select number of secondary airline partners where the connecting transfer service from our primary airline partner terminal (such as American Airlines) would take place via van or bus. This transfer service will take place on the secure side of the airport roadway to/from our secondary partner terminal facility at each airport. The Company and American Airlines have determined where landing locations are/will be at each of Kennedy and LaGuardia Airports and Continental Airlines at Newark Liberty Airport for Continental Airlines’ gates. However, there can be no assurances that we will be able to conclude agreements with any other major or regional airlines with respect to the marketing services, code-sharing/fare sharing alliances and other related services required in order to cater to the business travelers needs.
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

Method of Transportation        Time to between Manhattan & JFK(1)               Cost
-------------------------------------------------------------------------------------------------------
Cary Coach Express Bus          65 - 90 minutes, longer during rush hour.        $13
                                Unreliable due to unknowns.
-------------------------------------------------------------------------------------------------------
Taxi                            65 - 90 minutes, longer during rush hour.        $50, plus tolls & tip
                                Unreliable due to unknowns.
-------------------------------------------------------------------------------------------------------
Airport Bus to Subway           65 - 90 minutes, longer during rush hour.        Bus: Free Subway:
                                Unreliable due to unknowns.                      $1.50
-------------------------------------------------------------------------------------------------------
Limousine, Livery               65 - 90 minutes, longer during rush hour.        Starts at $70 plus
Service                         Unreliable due to unknowns.                      tolls & tip
-------------------------------------------------------------------------------------------------------
Helicopter Charter              8 - 12 minutes (pending availability),           $575 - $2770 for
Service                         delivery to General Aviation Terminal.           aircraft charter
-------------------------------------------------------------------------------------------------------
US Helicopter                   8 minutes, reliable, delivery to/from            $139 - $169 per seat
Scheduled Helicopter            airline partner's gate.
Airport Shuttle
-------------------------------------------------------------------------------------------------------

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
Helicopter Charter Service. There are several companies that charter helicopters in New York City, but none that offer scheduled flights using a pricing and seating system similar to that of the major airlines. By providing a scheduled flight alternative, U.S. Helicopter allows the customer to deal with fewer burdens in reaching his or her destination. The target customers have significant economies of scale working for them when one takes into account the reasonable pricing of our service as compared to chartering the entire aircraft for up to $6,000 per hour. Scheduled flights also offer more flexibility, frequency, and availability. Offering the same popular flights at different times during the day provides customers with better scheduling options than having to adjust to an air charter’s erratic booking patterns.
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
Currently, there are several helicopter services that offer chartered flights from Manhattan to each airport, but at a significant premium. Helicopter Flight Services Inc. offers airport transfers for $850 per leg for a four passenger aircraft ($212 per seat), which is 33% higher than U.S. Helicopter’s fare price (and subject to availability). Ventura Air Services offers a similar service for $2,770 per leg for a 6 person aircraft ($462 per seat), which is 190% higher than U.S. Helicopter’s fare price. Unlike U.S. Helicopter’s services, when chartering one of these carriers the customer pays for the entire aircraft, including any empty seats. Due to the economies of scale associated with its proposed operations, U.S. Helicopter’s scheduled “short-hop” flight service will be priced very competitively in order to attract customers who need to reduce travel time to the airport in a safe, fast, and cost-effective manner.

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
Other Scheduled Helicopter Services: U.S. Helicopter has not identified any direct competitors offering regularly scheduled helicopter service in New York City nor in our other primary target markets of Washington D.C., Chicago, and Los Angeles nor elsewhere in the United States. Scheduled helicopter service is offered by Helijet International, Inc. in the Vancouver, British Columbia area and by Copterline servicing the route between Helsinki, Finland and Tallinn, Eastonia. We believe that Helijet and Copterline are unlikely to compete with us in our markets (because of foreign ownership issues), although if we are successful in implementing our business plan it is possible that competitors could emerge.
We have assumed in our projections that it will take between 12 months after startup of a new route for traffic on that route to develop. Should our projections be wrong, our operations could be materially impacted since lower passenger counts will result in lower revenue than anticipated. A significant variance from projected passenger volumes or a reduction in the anticipated pricing could cause us to reconsider providing hourly service throughout the day in certain of our markets. It is also possible that we could consider reallocating some of our aircraft to the charter market until passenger levels develop.
OPERATING AGREEMENTS
In order to conduct its business, U.S. Helicopter must enter into operating/rental agreements with heliport facilities in New York City and other cities as the Company’s operations expand into other target markets throughout the United States. We have secured operating agreements with the Port Authority of New York and New Jersey, which operates the Downtown Manhattan Heliport and Kennedy Airport, both of which are owned by the City of New York. In addition, we have entered into an operating agreement with the East 34th Street Heliport which is currently owned by the City of New York and operated by MacQuery Aviation North America. A similar arrangement is needed for the West 30th Street Heliport owned by the State of New York and operated by Air Pegasus. We have entered into a lease for a combined office/hangar facility at Sikorsky Memorial Airport in Stratford, Connecticut, where the Company’s operational headquarters are based and where our aircraft are stored, maintained and serviced. We also are able to interface with the Windsor Locks FSDO.  The Company has also entered into agreements for office space in Cranford, New Jersey and with the Port Authority of New York and New Jersey for office space at the Downtown Manhattan Heliport.
GOVERNMENT REGULATION
In order to operate regularly scheduled passenger helicopter service, U.S. Helicopter is subject to regulation by each state in which it conducts or will conduct business, and under Federal, regional and (in some cases) local laws and regulations.  The securing of the requisite Federal, State and local licenses and permits is a prerequisite for conducting, operating or performing any regulated activity. In addition, the Company’s officers, directors, managers and principal shareholders may be subject to scrutiny and approval by various Federal and State regulatory bodies where the Company may conduct operations. In addition, persons who acquire beneficial ownership of U.S. Helicopter securities in excess of certain percentages may be subject to reporting and qualification procedures established by regulatory authorities.

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
ENVIRONMENTAL MATTERS
U.S. Helicopter is subject to certain Federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to non-helicopter business generally, such as the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), Occupational Safety and Health Act and similar state statutes, as well as other laws which apply to businesses specifically engaging in the helicopter and aviation industries. To the best of its knowledge, U.S. Helicopter believes that it is in material compliance with all such statutes and the regulations or ordinances thereunder.
EMPLOYEES
As of March 31, 2007, we employed a total of 50 full-time employees and 22 part-time employees. We project we will employ on a ramped-up basis over 450 employees by year 5.  None of our employees are represented by a labor union. We consider our employee relations to be good.
ITEM 2. DESCRIPTION OF PROPERTY
On December 1, 2004, U.S. Helicopter entered into a three year agreement for its executive offices at 6 East River Piers, Suite 216, Downtown Manhattan Heliport, New York, New York.  The agreement provides for a monthly payment of $781 for 294 square feet of office space. As a part of the agreement, U.S. Helicopter was required to post a security deposit of $3,300.  This facility has sufficient space to meet our near-term needs.
On February 8, 2006, we entered into a one-year Lease Agreement with Three Wing Flying Service, Inc. (“Three Wing”) for lease for our operations base and for office and hangar space at Sikorsky Memorial Airport in Stratford, Connecticut.  In addition, we agreed to issue 20,000 shares of our common stock to Three Wing.  This agreement has expired by its terms and we continue to pay rent at the rate of $16,000 per month, the rate paid immediately prior to the termination of the written lease agreement.  We are in discussions with the lessor of the facility for a new lease agreement on terms substantially similar to our existing agreement.  There can be no guarantee these discussions will be successful. This facility has sufficient space to meet our near-term needs.

On February 27, 2006, we entered into a three year lease agreement for office space in Cranford, New Jersey.  Monthly rent for these facilities is $4,732 for the first year of the lease, $4,845 for the second year of the lease and $4,957 for the third year of the lease.  This facility has sufficient space to meet our near-term needs.
ITEM 3. LEGAL PROCEEDINGS
On or about July 29, 2006, Textron Innovations, Inc. (“Textron”) instituted a trademark cancellation proceeding against us before the U.S. Patent and Trademark Office, Trademark Trial and Appeal Board.  In the cancellation proceeding, Textron seeks to cancel our trademark registration for the mark U.S. HELICOPTER®, Trademark Registration No. 3,072,323, as used by us for our scheduled airline services (the “Mark”).  We registered the Mark on March 21, 2006 on the Supplemental Register of the U.S. Patent and Trademark Office.  Textron contends in the Cancellation Proceeding that a subsidiary of Textron was named “U.S. Helicopter” and used that business entity name for “helicopter repair services” in Texas prior to the use of the Mark by us.  On or about September 7, 2006, we filed an answer to the petition to cancel, generally denying the allegations of Textron, and seeking dismissal of the cancellation proceeding.  We are vigorously defending this claim. The case is currently in a discovery phase.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock is traded in the over-the-counter market, and “bid” and “asked” prices in the common stock are quoted on the OTC Electronic Bulletin Board under the symbol “USHP”. The NASD approved our application for listing on the OTC-BB on March 15, 2006, and our common stock did not begin trading until April 3, 2006; accordingly, historical high and low bid prices for our common stock were not available until April 3, 2006.  The following table sets forth certain information with respect to the high and low bid prices for our common stock as of the close of each of the four calendar quarters of 2006. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                   Bid Prices for Common Stock
                                       High          Low
2006
Fourth Quarter                        $1.55         $0.82
Third Quarter                         $1.32         $0.70
Second Quarter                        $3.05         $0.80
First Quarter                          N/A           N/A
On March 31, 2007, the last sale price quoted on the OTC Bulletin Board was $1.03. As of March 31, 2007, there were approximately 100 holders of record of our common stock.
DIVIDENDS
We have never paid cash dividends on our common stock and do not presently anticipate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for use in our business for an indefinite period. Payments of dividends in the future, if any, will depend on, among other things, our ability to generate earnings, our need for capital, and our financial condition. Our ability to pay dividends is limited by applicable state law. Declaration of dividends in the future will remain within the discretion of our Board of Directors, which will review the dividend policy from time to time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN.
The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2006.

                                                                            Number of securities
                                                                            remaining available
                             Number of securities                           for future issuance
                              to be issued upon       Weighted-average          under equity
                                 exercise of         exercise price of       compensation plans
                             outstanding options,   outstanding options,   (excluding securities
                             warrants and rights    warrants and rights     reflected in column
                                     (a)                    (b)                   (a)) (c)

Equity compensation plans
  approved by
  security holders                      1,388,000          $0.77                 1,086,000

Equity compensation plans
  not approved by
  security holders            Warrants:
                                           63,200          $1.38(1)                      0
                                           63,200          $1.65(2)                      0
                                           29,600          $1.36(3)                      0
                                          250,000          $0.75                         0
                                          750,000          $1.00                         0
                                          100,000          $0.50                         0
                                          312,500          $1.00                         0
                                        2,650,000          $1.30                         0
                                          350,000          $0.75                         0
                                          100,000          $0.01                         0
                                           50,000          $0.01                         0
                                          500,000          $1.42                         0
                                        2,000,000          $1.42                         0
                                        ---------          -----                 ---------
Total                                   7,218,500          $1.22                 1,086,000
                                        ---------          -----                 ---------

(1)	Warrants are exercisable at a price equal to 125% of the conversion price of the shares of Series A Convertible Preferred Stock held by such warrant holder upon conversion of such shares. Our Series A Convertible Preferred Stock is convertible into shares of our Common Stock at a price equal to 80% of the average closing price of our common stock on the OTC-BB for the 20 trading days immediately preceding the day upon which we receive a notice of conversion from a Series A Preferred Stockholder.
(2)	Warrants are exercisable at a price equal to 150% of the conversion price of the shares of Series A Convertible Preferred Stock.
(3)	Warrants are exercisable at a price equal to 80% of the fair market value of our Common Stock on the date of exercise.
2004 STOCK INCENTIVE PLAN
The Company adopted a 2004 Stock Incentive Plan (the “2004 Plan”) in March 2003. The 2004 Plan terminates in 2014. A total of 3,700,000 shares of Common Stock are reserved and, as of December 31, 2006, a total of 1,086,000 remained available for grant under the 2004 Plan. The exercise price of an option granted under the 2004 Plan will not be less than the fair market value of our Common Stock on the date of grant; however, for any non-qualified stock option the option price per share of Common Stock, may alternatively be fixed at any price deemed to be fair and reasonable as of the date of the grant. Options granted that are not vested will be canceled immediately upon termination of the grantee’s employment or association with us, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the grantee’s termination of the grantee’s employment or association with us.

WARRANTS
Warrants issued under equity compensation plans, which were outstanding as of December 31, 2006, include the following:
We issued warrants to purchase a total of 126,400 shares of Common Stock to 20 accredited investors in connection with a private placement of units conducted from November to December, 2004 (the “2004 Private Placement”). A total of 63,200 warrants issued in the 2004 Private Placement are each exercisable at a price equal to 125% and 150%, respectively, of the conversion price of the shares of Series A Convertible Preferred Stock held by such warrant holder upon conversion of such shares. Our Series A Convertible Preferred Stock is convertible into shares of our Common Stock at a price equal to 80% of the average closing price of our common stock on the OTC-BB for the 20 trading days immediately preceding the day upon which we receive a notice of conversion from a Series A Preferred Stockholder. The warrants expire on the fifth anniversary of the date upon which the shares of Series A Convertible Preferred Stock are converted.
In connection with the 2004 Private Placement, we issued warrants to the placement agent and affiliated persons to purchase up to 29,600 shares of Common Stock as partial consideration for acting as placement agent in such offering. The warrants contain exercise prices equal to 80% of the fair market value of our Common Stock on the date of exercise and expire on December 22, 2009.
We issued to a consultant and affiliated persons warrants to purchase 250,000 shares of Common Stock in accordance with a Financial Advisory and Investment Banking Agreement as of December 31, 2004. The warrants contain an exercise price of $0.75 per share and expire on December 31, 2009.
We issued to an investor warrants to purchase 750,000 shares of Common Stock in connection with a private placement transaction in October 2005. The warrants contain an exercise price of $1.00 per share and expire on October 26, 2008.
We issued to an investor warrants to purchase 100,000 shares of Common Stock in connection with a bridge loan private placement transaction in October 2005. The warrants contain an exercise price of $0.50 per share an expire on October 26, 2010.
We issued to a consultant warrants to purchase 312,500 shares of Common Stock on November 1, 2005 at an exercise price of $1.00 per share. The warrants expire on November 1, 2008.
We issued to Cornell Capital Partners, LP (“Cornell Capital”) in connection with a debenture financing, warrants to purchase 2,650,000 shares of Common Stock with the following exercise prices: 1,250,000 have an exercise price of $1.30 per share; 1,250,000 have an exercise price of $1.45 per share; and 150,000 have an exercise price of $0.01 per share. The warrants expire on March 31, 2011.
We issued to a consultant and affiliated persons warrants to purchase 350,000 shares of Common Stock in accordance with a Financial Advisory and Investment Banking Agreement as of April 1, 2006. The warrants contain an exercise price of $0.75 per share and expire on April 1, 2011.

We issued to a finder in the March 2006 debenture financing warrants to purchase 100,000 shares of Common Stock with an exercise price of $0.01 per share on April 1, 2006. The warrants expire on April 1, 2011.
We issued to a finder in the March 2006 debenture financing warrants to purchase 50,000 shares of Common Stock with an exercise price of $0.01 per share on April 1, 2006. The warrants expire on April 1, 2011.
We issued to Cornell Capital in connection with the restructuring of certain warrants, warrants to purchase 500,000 shares of Common Stock with the following exercise prices: 125,000 have an exercise price of $1.20 per share; 125,000 have an exercise price of $1.35 per share; 125,000 have an exercise price of $1.50 per share; and 125,000 have an exercise price of $1.65 per share. The warrants expire on November 10, 2011.
We issued to Cornell Capital in connection with a debenture financing, warrants to purchase 2,000,000 shares of Common Stock with the following exercise prices: 500,000 have an exercise price of $1.20 per share; 500,000 have an exercise price of $1.35 per share; 500,000 have an exercise price of $1.50 per share; and 500,000 have an exercise price of $1.65 per share. The warrants expire on November 28, 2011.
RECENT SALES OF UNREGISTERED SECURITIES
During the fourth quarter of the fiscal year ended December 31, 2006, we completed a convertible debenture financing with Cornell Capital. In addition, we amended the terms of certain warrant agreements to induce Cornell Capital to make an additional investment in the Company through the cash exercise of outstanding warrants. These financing transactions are described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Issuance of the securities in these transactions was exempt from registration pursuant to Section 4(2) of the Securities Act. The securities underlying the December 2006 convertible debenture financing are “restricted securities” subject to applicable limitations on resale.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS
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

GENERAL
We believe the timing is favorable, particularly in light of traffic congestion problems affecting many of the nation’s highways serving major metropolitan areas during peak traffic hours (especially direct and connecting routes to major airports where gridlock has become the norm), to introduce our Metro-hop Airport Shuttle Service. Our MASS service will provide regular, scheduled passenger helicopter service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. On March 27, 2006, we commenced regularly scheduled flight operations between the Downtown Manhattan Heliport and JFK International Airport. We expanded service to Newark Liberty Airport in December 2006. We further expanded service from the East 34th Street Heliport to Kennedy Airport and Newark Liberty Airport in February 2007. We estimate that there are annually over 29 million air passengers traveling in and out of Manhattan who could utilize a regularly scheduled helicopter service to access major airports, when it becomes available.
Our principal target market is the business traveler who, we believe, will be willing to pay fares between $139 and $169. Individual travelers will purchase tickets at the higher price range. Large corporate travel management companies or corporations will purchase volume sales, which will be negotiated at a “per-ticket-price” at the lower price range and will be based upon large ticket commitments. Our approximate 8-minute regularly scheduled U.S. Helicopter flight from Manhattan to Kennedy Airport stands in contrast to paying $850 to $2,770 for the same flight offered by a charter helicopter service or paying fares from $75-$125 plus tolls and tips for 65-125 minutes of travel time (or longer) via taxi or limousine airport ride. While our service is available to the general public including corporate CEOs and affluent leisure travelers, we believe our service has the greatest appeal to the segment of the business traveler market (like managers, directors, etc.) who use town car/executive car services, limos or taxi transportation, travel 2-3 times per month and recognize the true time-saving value offered via helicopter. We believe our service is highly attractive (for personal reasons as well as business reasons) compared to ground-based travel when the helicopter connection is reasonably and moderately priced in the range that U.S. Helicopter offers.
During 2006, we introduced our MASS service in the Metro New York City market with service between Kennedy Airport and Newark Liberty Airport and the Downtown Manhattan Heliport. In June 2006, we also commenced service between Sikorsky Memorial Airport in Stratford, Connecticut and the Downtown Manhattan Heliport. Beginning in February 2007 we expanded our service between Kennedy Airport and Newark Liberty Airport to the East 34th Street Heliport. We intend to expand our service to LaGuardia International Airport and the West 30th Street Heliport in Manhattan during the next 12 months. Subsequently we intend to introduce our airport shuttle service in the metropolitan Washington DC, Chicago and Los Angeles markets, with further expansion into other major U.S. metro-markets. The number of passengers who originate or terminate their travel from within close proximity to one of these cities’ heliports is estimated at over 200 million annually. Over 29 million passengers originate or terminate their trips from the island of Manhattan.
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
U.S. Helicopter believes that there is significant unfulfilled demand for scheduled, “Metro-Hop” airport helicopter shuttle services in the U.S., especially in its initial target market of the New York City metropolitan area. This demand has been largely unfulfilled since the late 1970s, when New York Airways’ scheduled helicopter service carried over 400,000 passengers annually. During this period the market size was approximately 35 million passengers as compared to today’s, where the market size has grown to over 96 million passengers.

Due to significant growth in many U.S. cities, the need for ground-based infrastructure servicing metropolitan areas, and roadways servicing major airports in particular, has outpaced capacity. Only so many subways, bus lines, and taxi routes can be added to service these high demand routes before each city runs out of space and capability. Adding more limousine and taxi services will not help the situation either because the bottleneck is in the infrastructure itself. U.S. Helicopter believes that the future of transportation for short distances into and out of these densely populated urban areas is by helicopter. By using the vertical take off and landing capabilities of the helicopter, passengers will be able to travel through the city and to local destinations without suffering through hours of gridlock. People will be able to quickly travel across town, to the local airport, or to a neighboring city in minutes instead of hours.
Since inception, we have incurred substantial operating losses. As of December 31, 2006, we had an accumulated deficit of $(12,773,877). We did not receive any revenues from inception until the start of operations on March 27, 2006. Our operations have been financed primarily through the sale of secured convertible debentures, the cash exercise of outstanding warrants, the private placement of Common Stock, the private placement of convertible notes, and a sale of equity securities comprising 63,200 Units consisting of Series A Preferred Stock and common stock purchase warrants. The terms of these debt and equity financings are set forth below.
March 2007 Convertible Debenture Financing
On March 30, 2007, we entered into a Securities Purchase Agreement (the “March 2007 SPA”) with Cornell Capital pursuant to which we agreed to issue a secured convertible debenture to Cornell Capital in the principal amount of $1,100,000 (the “March 2007 Debenture”), which was funded on April 2, 2007. The March 2007 Debenture is repayable as of June 30, 2007; however, if we are not successful in completing a financing of at least $1.1 million at such time and no event of default occurs under the March 2007 Debenture, the maturity date will be extended until September 30, 2007. The March 2007 Debenture accrues interest at 12% per year payable in our common stock at the rate equal to the conversion price of the debenture in effect at the time of payment. In the event that the maturity date for the debenture is extended, the interest rate under the debenture will increase by two percent per month through and until September 30, 2007.
The March 2007 Debenture is convertible at Cornell Capital’s option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock (“Fair Market Value”) for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the March 2007 Debenture. Cornell Capital’s conversion right under the March 2007 Debenture is subject to certain limitations including that Cornell Capital may not convert the March 2007 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.99% of our then outstanding common stock. In addition, Cornell Capital has agreed to not sell any shares that may be acquired under the March 2007 Debenture until March 31, 2008; provided, however, that such limitation does not apply in the event that the closing bid price of our common stock is greater than $1.75 for five consecutive trading days, upon the occurrence of an event of default under the March 2007 Debenture, if waived by Cornell Capital or to private resales by Cornell Capital.
In addition, in the event we close on any debt or equity financing after the issuance date of the March 2007 Debenture, we are required to use 100% of the net proceeds of such financings to prepay outstanding amounts under the March 2007 Debenture until the March 2007 Debenture is repaid in full. In connection with this financing, we also agreed to repay up to a total of $5 million owed to Cornell Capital pursuant to the March 2007, November 2006 and March 2006 Debentures in the event we are successful in raising $5.0 million in two separate private placement transactions.

We have agreed to grant a security interest to Cornell Capital covering substantially all of our assets to secure our obligations under the March 2007 Debenture pursuant to an Amended and Restated Security Agreement. Pursuant to the March 2007 SPA, we also agreed to issue to Cornell Capital warrants to purchase a total of 155,481 shares of our common stock with the following exercise prices: $1.15 per share (as to 47,827 warrants); $1.35 per share (as to 40,741 warrants); $1.55 per share (as to 35,484 warrants); and $1.75 per share (as to 31,429 warrants). The warrants are exercisable for a period of five years.
In connection with the March 2007 SPA, we also agreed to register upon written request from Cornell Capital the shares that may be acquired under the March 2007 Debenture and the 155,481 shares that may be issued pursuant to the warrants.
November 2006 Convertible Debenture Financing
On November 10, 2006, we entered into a Securities Purchase Agreement (the “November SPA”) with Cornell Capital pursuant to which we agreed to issue a secured convertible debenture to Cornell Capital in the principal amount of $2,750,000 (the “November 2006 Debenture”), which was funded on November 28, 2006. The November 2006 Debenture will mature 36 months after issuance and accrues interest at 8% per year which will be payable in shares of our common stock at the lower of $1.45 per share or 95% of the Fair Market Value for the 30-day period prior to the interest payment due date.
The November 2006 Debenture is convertible at Cornell Capital’s option into shares of our common stock upon the same terms and conditions as the March 2007 Debenture. In addition, Cornell Capital has agreed to not sell any shares that may be acquired under the November 2006 Debenture until May 10, 2007. Thereafter, Cornell Capital will limit its resales of our common stock acquired under the November 2006 Debenture to $250,000 worth for a period of 30 days if our common stock falls below $1.45 per share for five consecutive trading days (the “Resale Limitation”). The Resale Limitation would not apply upon an event of default as defined in the November 2006 Debenture, if waived in writing by us, or to private resales by Cornell Capital. We are required pursuant to the November 2006 Debenture to reserve a total of 20% of the maximum number of shares that may be owned by persons who are not U.S. citizens as determined in accordance with U.S. Department of Transportation regulations for issuance pursuant to the November 2006 Debenture.
In addition, in the event we close on any debt or equity financing after the issuance date of the November 2006 Debenture, we are required to use 50% of the net proceeds of such financings to prepay outstanding amounts under the November 2006 Debenture or any other debenture issued by us to Cornell Capital. If amounts to be prepaid by us do not total at least the equivalent of $70,000 per month beginning on April 1, 2007, we must prepay the difference to match such amount up to $2,000,000. No further prepayments are required once we prepay a total of $2,000,000.
We have agreed to grant a security interest to Cornell Capital covering substantially all of our assets to secure our obligations under the November 2006 Debenture pursuant to an Amended and Restated Security Agreement. Pursuant to the November SPA, we also agreed to issue to Cornell Capital warrants to purchase a total of 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants).
In connection with the November SPA, we also entered into an Investor Registration Rights Agreement whereby we have agreed to register upon written request from Cornell Capital up to 6,875,000 shares that may be acquired under the November 2006 Debenture and the 2,000,000 shares that may be issued pursuant to the warrants.

October 2006 Warrant Amendments and Exercise
On October 20, 2006, Cornell Capital and we amended the terms of two warrant agreements (the “Cornell Warrants”) relating to the issuance of 1,250,000 shares of common stock each that were issued in connection with the March 2006 Debenture (defined below). The Cornell Warrants contained exercise prices of $1.00 and $1.15, respectively. To induce Cornell Capital to make an additional investment in us via the cash exercise of the Cornell Warrants, the Company agreed to reduce the exercise price of each Cornell Warrant to $0.70 per share. On October 20, 2006, we issued a total of 2,500,000 shares of common stock in connection with a notice of exercise of the Cornell Warrants received from Cornell Capital on such date. In connection with this agreement, we also agreed to issue additional warrants to purchase up to 500,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 125,000 warrants); $1.35 per share (as to 125,000 warrants); $1.50 per share (as to 125,000 warrants); and $1.65 per share (as to 125,000 warrants).
March 2006 Convertible Debenture Financing
On March 31, 2006, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $6,000,000 (the “March 2006 Debenture”). The March 2006 Debenture is convertible at the option of Cornell Capital any time up to maturity upon the same terms as the March 2007 and November 2006 Debentures. We are not permitted to issue such number of shares to Cornell Capital upon conversion that would result in Cornell Capital owning in excess of 4.99% of our outstanding common stock, which may only be waived by Cornell Capital either in its sole discretion with 60 days’ notice or without notice upon an event of default. The debentures have a three-year term and accrue interest at 8% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009.
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

October 2005 Convertible Note Financing
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
October 2005 Private Placements
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
Prior Cornell Capital Financings
In addition to the November 2006 and March 2006 Debentures, we have also entered into Securities Purchase Agreements with Cornell Capital whereby we previously issued a total of $1.52 million in principal of secured convertible debentures in August 2004 ($1,000,000), February 2005 ($300,000) and August 2005 ($220,000) (the “August 2005 Debenture”). On April 8, 2005, we entered into an Amended and Restated Secured Debenture (the “April 2005 Debenture”) in the amount of $1,335,424, representing the principal and interest due under the debentures issued in August 2004 and February 2005 as of such date. We repaid all but $114,900 under the April 2005 Debenture and the August 2005 Debenture with proceeds received in the March 2006 Debenture transaction. On September 11, 2006, Cornell Capital converted all remaining amounts due and owing under the April 2005 Debenture and the August 2005 Debenture into a total of 584,588 shares of our common stock.
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
2004 Private Placement
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
RESULTS OF OPERATIONS
From inception on March 4, 2003 through March 27, 2006, the Company had no revenues from operations and did not generate any revenues from operations until March 27, 2006. For the 12 months ended December 31, 2006, total revenues were $1,417,215.
For the 12 months ended December 31, 2006, the Company has incurred professional fees totaling $1,837,556. These fees are comprised of legal fees for general matters, accounting and audit fees, other consulting fees, transfer agent fees and registered agent fees.
Since inception, the Company has incurred operating losses. As of December 31, 2006, our accumulated deficit was $(12,733,877).

LIQUIDITY AND FINANCIAL CONDITION
We have financed our operations since inception primarily through private placement financings with Cornell Capital, a private placement of a convertible note with Portfolio Lenders II, LLC, private placements of common stock conducted in October and November 2005 and the 2004 Private Placement. In August 2004, the Company closed on a $1.3 million convertible debenture financing with Cornell Capital, of which the Company has received gross proceeds of $1.3 million to date. In November and December of 2004, the Company closed on a private placement offering of 63,200 Units to a limited number of accredited investors, pursuant to which we received $316,000 before payment of expenses associated with the offering. U.S. Helicopter received net proceeds of $206,300 in the 2004 Private Placement, which was used for general working capital purposes and startup costs. The Company closed on an additional $220,000 convertible debenture financing with Cornell Capital in August, 2005. On October 26, 2005, the Company closed on a $250,000 convertible note offering with Portfolio Lenders II, LLC. In addition, in November, 2005, the Company closed on six common stock private placement transactions with six investors for a total of $6,250,000, pursuant to which the Company issued a total of 6,250,000 shares of its common stock. In March 2006, we closed on an additional $6.0 million convertible debenture financing with Cornell Capital. In October 2006, we received $1,750,000 in connection with the cash exercise of two amended warrant agreements issued to Cornell Capital. In November 2006, we closed on an additional $2.75 million convertible debenture financing with Cornell Capital. In March 2007, we closed on an additional $1.1 million convertible debenture fianacing with Cornell Capital.
In addition, in February 2006, we issued a convertible note in the amount of $494,505 to one investor in exchange for 494,505 shares of our common stock held by this investor. This note bears interest at 10% per annum and is repayable on February 23, 2007 and may be extended to February 23, 2008. The investor has indicated they would like to extend the term of this note and we anticipate completing the documentation in the near future. The note is convertible into shares of our common stock at the lesser of $1.00 per share or 100% of the fair market value of our common stock for the ten trading days prior to the conversion date, provided that the conversion price shall not be less than $0.50 per share.
We acquired through lease, and put into service, up to four (4) helicopters during our first year of flight operations which commenced on March 27, 2006. On November 2, 2005, we took delivery of our first helicopter pursuant to a lease dated as of November 1, 2005. At the time of entering into the lease, we paid the lessor the first month’s rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month and continue during the term. The lease term is for three years with no renewals or purchase options.
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
In addition, the Company has entered into a Deposit and Advance Order Agreement with Sikorsky, as amended, for the purchase of four aircraft to be delivered in late 2008. The Company has made a deposit with Sikorsky in the amount of $400,000, or $100,000 per aircraft. The Company and Sikorsky will need to negotiate a formal sales agreement for the aircraft. No assurances can be given that a formal sales agreement with Sikorsky will be completed on terms favorable to us or at all.
We plan to acquire, through lease or mortgage, and put into service, three (3) additional helicopters during 2007.
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

In addition to the lease financing described above, it is currently anticipated that the Company would place an order by March 31, 2007 for delivery in late 2008 of four new aircraft at an average purchase price of $8.0 million, and an additional fourteen (14) aircraft after 2008. The current anticipated delivery schedule for the initial and additional aircraft for the first year of operations is as follows:
•	November 2, 2005: Received one Sikorsky S-76B aircraft
•	December 1, 2005: Received one Sikorsky S-76B aircraft
•	February 14, 2006: Received one Sikorsky S-76B aircraft
•	May 15, 2006: Received one Sikorsky S-76B aircraft
•	April, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
•	June, 2007: Anticipated Delivery of one Sikorsky S-76B aircraft
•	November, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
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
To date our financing has come from the sale of $10.27 million of convertible debentures, $1.75 million of warrant exercises, $0.3 million in private placement proceeds in the 2004 Private Placement, $0.25 million from the sale of a convertible note and $6.25 million in private placement proceeds from the sale of our common stock in 2005. We also have the ability to sell up to $11 million of our common stock to Cornell Capital pursuant to an Amended and Restated Standby Equity Distribution Agreement with Cornell Capital in April 2005 (the “SEDA”).
MANAGEMENT’S PLAN TO OVERCOME OPERATING AND LIQUIDITY MATTERS
Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market and other markets will require additional capital. As of December 31, 2006, we had $2,620,540 in cash. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with our current cash and expected revenues from operations. We have recently entered into a number of financing transactions (see Notes 11 and 12 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.
We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. During the next twelve months, we anticipate that we will need approximately $4.0 million of working capital (inclusive of capital expenditures), $12.0 million of lease financing, and $1.1 million to repay debt.
Such capital is expected to come from helicopter lease financing and the sale of equity or debt securities, which may include the sale of common stock under our existing $11 million SEDA. As of the date of this report, we are in discussions with financing sources for helicopter operating lease financing on one helicopter. We believe that if we complete this helicopter lease financing and raise the remaining approximately $13.1 million through $8 million of operating lease financing and $5.1 million of some combination of debt, equity or SEDA draws, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital improvements over the next 12 months. There can be no assurances, however, that we will be able to complete such financings on terms favorable to us or at all.
GOING CONCERN MATTERS
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities. Since our inception, we have incurred losses, have an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business will likely require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.
RECENT ACCOUNTING PRONOUNCEMENTS
FASB Staff Position EITF 00-19-2:  In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 00-19-2 (“FSP ETF 00-19-2”) that addresses an issuer’s accounting for registration payment arrangements.  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies".  The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities, No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements.  This pronouncement further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  Under FSP 00-19-2, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  FSP EITF 00-19-2 is effective immediately for registration payment arrangements entered into after December 21, 2006 and for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”: In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for us as of December 31, 2007.
SFAS No. 157, “Fair Value Measures”: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). FAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an “exit price” basis rather than an “entry price” basis. Additionally, the fair value should be market-based and not an entity-based measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are still evaluating the effects, if any, SFAS No. 157 may have on our financial position, results of operations or cash flows.
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”: In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the de-recognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.
SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”: In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 is not expected to have a material impact on our financial position, results of operations or cash flows.
SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140”: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material impact on our financial position, results of operations or cash flows.

FSP No. FAS 123(R)-5, Amendment of FASB Staff Position FAS 123 (R)-1: This FSP concluded that for instruments that were originally issued as employee compensation and then modified, and for which such modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met.  The FSP should be applied in the first reporting period beginning after October 10, 2006. The effects of this standard are not anticipated to have a material impact on our financial position, results of operations or cash flows.
FSP No. FAS 123(R)-6, Technical Corrections of FASB Statement No. 123 (R): This FSP made four technical corrections to eliminate certain inconsistencies in FASB Statement No. 123(R), Share-Based Payment.  This FSP should be applied in the first reporting period beginning after October 20, 2006. The effects of this standard are not anticipated to have a material impact on our financial position, results of operations or cash flows.
FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in the FSP is applicable to entities in all industries and must be applied to the first fiscal year beginning after December 15, 2006. The effects of this standard are not anticipated to have a material impact on our financial position, results of operations or cash flows.
Derivatives Implementation Group Statement 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets:  This Issue provides a narrow scope exception from paragraph 13(b) of Statement No. 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets. The guidance in this Issue is generally effective upon initial adoption of Statement No. 155.
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
DEFERRED OFFERING COSTS AND DEFERRED FINANCING COSTS. We incurred certain costs related to financing activities during the twelve-month periods ended December 31, 2006 and 2005. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).
Additional Information. With respect to our cash requirements and sources during the next 12 months, see Management’s Discussion and Analysis—Liquidity and Financial Condition. We will lease or purchase approximately three additional used, low-time helicopters roughly through and including fourth quarter 2007. During that time period, we expect that our most significant equipment-related and plant-related expenses will be a combination of helicopter lease and/or debt payments (approximately $2.63 million). With respect to changes in number of employees, we have 47 full time employees and 25 part-time employees as of December 31, 2006 and expect to have approximately 60 full-time and 30 part-time employees at the end of 2007.
Off-Balance Sheet Arrangements. U.S. Helicopter has no off-balance sheet arrangements.
PLAN OF OPERATION.
Overview
U.S. Helicopter Corporation’s core business will be providing regularly scheduled helicopter shuttle service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. The Company has introduced, and intends to expand its service, called “Metro-hop Airport Shuttle Service” (“MASS”), in the New York City market. When fully implemented, the Company’s plan in the New York City market is to offer frequent service between Kennedy, Newark Liberty and LaGuardia airports and the New York metropolitan area heliports located at Wall Street, East 34th Street, and West 30th Street. The Company’s MASS service is intended to provide a fast, reliable, and safe alternative for airline passengers who wish to avoid the uncertainties and frequent delays associated with depending upon surface-based transportation to and from airports.
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

U.S. Helicopter must raise additional capital in the next 12 months in order to purchase aircraft. Management currently plans to acquire through lease or mortgage up to three additional helicopters during the Company’s next 12 months of operations, for which approximately $12 million in lease/debt financing will be needed. The Company acquired its first four aircraft pursuant to leases on November 1, 2005, December 1, 2005, February 14, 2006 and May 15, 2006, respectively. The Company is currently in negotiations with a number of potential financing sources for its aircraft acquisition costs; however, there can be no assurances that a transaction with any of these potential financing sources will be completed.
The Company has 47 full-time employees and 25 part-time employees as of December 31, 2006 and 50 full-time and 22 part-time employees as of the end of first quarter 2007. As of the end of fourth quarter 2007, the Company expects to have approximately 60 full time and 30 part-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.
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
On November 10, 2006, we entered into the November SPA with Cornell Capital pursuant to which we agreed to issue the November 2006 Debenture, which was funded on November 28, 2006. In connection with this transaction, we issued to Cornell Capital warrants to purchase up to 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants).
On March 30, 2007, we entered into the March 2007 SPA pursuant to which we agreed to issue the March 2007 Debenture, which was funded on April 2, 2007. In connection with this transaction, we issued to Cornell Capital warrants to purchase up to 155,481 shares of our common stock with the following exercise prices: $1.15 per share (as to 47,827 warrants); $1.35 per share (as to 40,741 warrants); $1.55 per share (as to 35,484 warrants); and $1.75 per share (as to 31,429 warrants).
We began operations on March 27, 2006 and will ramp up our New York operations throughout 2007. On November 2, 2005, we took delivery of our first helicopter pursuant to a lease dated as of November 1, 2005. On December 1, 2005, February 14, 2006 and May 15, 2006, respectively, we took delivery of three additional aircraft pursuant to respective lease agreements dated December 1, 2005, February 10, 2006 and April 26, 2006, respectively.
The executive offices of U.S. Helicopter are located at the 6 East River Piers, Suite 216, Downtown Manhattan Heliport, New York, New York 10004; telephone number 212-248-2002. Our operations base is located at 600 Great Meadow Road, Suite 200, Sikorsky Memorial Airport, Stratford, Connecticut 06615; telephone number 203-378-2002.
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

Roll-Out Plan
While there are numerous metropolitan areas throughout the world that currently need U.S. Helicopter’s service, management of U.S. Helicopter made the decision to launch our service in New York City. New York is one of the country’s most densely populated metropolitan areas, with a highly congested ground-based transportation system. It is almost impossible to travel into, out of, and throughout the city without encountering major time-consuming traffic. New York has also reached its limit in infrastructure development because of the restriction on real estate due to the waterways surrounding the city. This traffic congestion problem has even spread to many of New York City’s access highways and throughout the northeast corridor, spanning from Boston to Washington DC. U.S.
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
Getting from Manhattan to Kennedy, LaGuardia, or Newark Liberty airports can be inefficient from a travel time perspective, and in many cases, can take hours door to door. This is due to traffic congestion in the city as well as on each of the roadways that service the airports. This is especially true during peak flight hours, which happen to coincide with rush hour traffic. For each airport, peak flight times occur in the morning between 7:00 am and 10:00 am and in the afternoon between 3:00 pm and 7:00 pm. The cost of a corporate limo service to the airport can cost between $75 and $125 and take anywhere from 1 to 2 plus hours travel time. At an average flight time of 10 minutes and a fare between $139-$169, U.S. Helicopter’s helicopter services provide a quick and cost effective alternative to ground transportation. The Company’s travel time estimates are derived from a number of sources including travel data from the Port Authority of New York and New Jersey, surveys of business persons working and/or traveling to/from Manhattan via the airports, and management team experience. Recently, the Company confirmed helicopter travel times through actual flights conducted by United Technologies, an entity affiliated with Sikorsky Aircraft, on two separate occasions.
The best way to demonstrate the time savings that U.S. Helicopter’s service will provide is to compare the total “Elapsed Time” that passengers would experience from the moment they step out of their front door until the time they reach their airport departure gate using each transportation alternative. This comparison is shown in the following table:

Elapsed Travel Time Comparison Sheet (1)
-------------------------------------------------------------------------------------------------------
                                          Average Travel Time
                                             Departure Zone
                                             to Destination        Travel       Total        US
                                         ----------------------    Time         Elapsed      Helicopter
Travel       Departure                   In           Outside      Check-in     Travel       Time
Method       Zone          Destination   Manhattan    Manhattan    & Security   Time         Savings
-------------------------------------------------------------------------------------------------------
Ground       Downtown      JFK           20 min       90 min       45 min       155 min      120 min
Ground       Downtown      EWR           15 min       75 min       45 min       135 min      100 min
Ground       Downtown      LGA           20 min       60 min       45 min       125 min      90 min
Helicopter   Downtown      All           10 min       10 min       15 min       35 min
-------------------------------------------------------------------------------------------------------
Ground       East Side     JFK           15 min       90 min       45 min       150 min      110 min
Ground       East Side     EWR           25 min       75 min       45 min       145 min      105 min
Ground       East Side     LGA           15 min       60 min       45 min       120 min      80 min
Helicopter   East Side     All           15 min       10 min       15 min       40 min
-------------------------------------------------------------------------------------------------------
Ground       West Side     JFK           25 min       90 min       45 min       160 min      115 min
Ground       West Side     EWR           15 min       75 min       45 min       135 min      90 min
Ground       West Side     LGA           25 min       60 min       45 min       130 min      85 min
Helicopter   West Side     All           20 min       10 min       15 min       45 min
-------------------------------------------------------------------------------------------------------
(1) The travel time estimates used in this table were taken from several different reliable sources. First, travel data from the Port Authority of New York and New Jersey was used to establish the existing methods of travel and the published elapsed time for each of those travel methods. This included the amount of time a passenger would have to plan to travel to/from each airport. Second, informal management surveys were taken of business persons working and/or traveling to/from Manhattan via the airports, which data correlated very well with Port Authority data. Third, the Company’s management team has thorough knowledge of the New York City area with respect to transportation and airline service, which was relied upon to separate the data into the different segments as shown in the above table. In addition, the Company has confirmed travel times through actual flights provided by United Technologies (an entity affiliated with Sikorsky Aircraft) on two separate occasions. In all scenarios, the elapsed time of ground based travel is significantly higher than that of the helicopter.
We anticipate that by the end of 2007, we will have completed initiation of the Metro-hop Airport Shuttle Service in the New York market and established the platform for optimum development of our business model. We will then position the company for expansion into other markets both domestically and internationally. Management plans to enter three additional markets after the initial introduction of services in New York, within the five-year timeframe which commenced on March 27, 2006. Washington DC, Chicago, and Los Angeles, along with New York represent the top four markets that we plan to service in the United States. The Washington DC, Chicago, and Los Angeles markets have been identified because they have transportation and congestion problems similar in scope to New York City’s.
We plan to acquire through lease or mortgage and put into service three additional helicopters in 2007. We received delivery of our initial aircraft on November 2, 2005 pursuant to a lease agreement dated November 1, 2005 for the lease of one Sikorsky S-76B Helicopter. The lease term is for three years with no renewals. At the time of entering into the lease, we paid the lessor the first month’s rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month during the Term. On December 1, 2005, February 14, 2006 and May 15, 2006, respectively, we took delivery of three additional aircraft pursuant to respective lease agreements with a third party dated December 1, 2005, February 10, 2006 and April 26, 2006.

We will need to secure approximately $12 million of helicopter debt/lease financing for our three additional aircraft in 2007. We have not completed the financing arrangements necessary for the leasing of these aircraft. We anticipate entering into a five-to-seven-year lease with monthly payments. We also anticipate that the lessor will pay or reimburse the Company for the cost of transporting the aircraft and all necessary maintenance and inspection work. The lessor will likely require a security deposit at the time the lease is entered into. In addition, the Company intends to contract with a provider of standard “power by the hour” (“PBH”) arrangements covering all major airframe and engine components and parts. The Company will be required to insure the aircraft hull value and passenger liability.
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
We are subject to a wide range of governmental regulation by U.S. Federal, regional, state and local governmental agencies. Our ability to continue operations will be adversely affected if any of the entities described below modifies, suspends or revokes our authorizations for failure to maintain compliance with applicable rules and regulations. Our business requires permits, licenses, operating approvals, and various other authorizations by, among others, the following authorities:
•	U.S. Department of Transportation (“DOT”): We filed our application for a Certificate of Public Convenience and Necessity with the DOT on February 14, 2005. On October 17, 2005, we received an Order to Show Cause from the DOT, which permitted us to commence promotion of our scheduled services. On November 1, 2005 we received a “Final Order” from the DOT. We received an “Effective” certificate from the DOT on February 17, 2006.
•	U.S. Federal Aviation Administration (“FAA”): We filed a Pre-Application Statement of Intent with the FAA on February 14, 2005. On March 14, 2005, we filed a formal application with supporting manuals and documentation to obtain a FAR Part-135 Air Carrier Certificate. We received an Air Carrier Certificate from the FAA on February 13, 2006.
•	U.S. Transportation Security Administration (“TSA”): We worked with personnel of the TSA in Washington, D.C. and New York City to meet TSA guidelines for security operations at the New York City heliports in connection with TSA Part-1542 Airport/Heliport Facility policies and Part-1544 Air Carrier/Aircraft Operator regulations. On June 1, 2005, the TSA issued and approved our security plan under TSA Part-1544. The TSA assigned a Principal Security Inspector to facilitate the TSA compliance process. The TSA has agreed to conduct all security procedures at New York City-owned heliports (Downtown Manhattan Heliport).
•	U.S. Federal Communication Commission (“FCC”): We have received FCC approval to establish radio frequencies and communications between our operating helicopters and operations facilities.
•	Port Authority of New York and New Jersey: We have signed agreements with the Port Authority for operation and fees at JFK International Airport and Newark Liberty Airport. We signed agreements for space and bulk take-off fees with the Port Authority for the Downtown Manhattan Heliport. We will need to sign agreements with the Port Authority for LaGuardia Airport.

We Need to Obtain Equipment and Equipment Financing in a Compressed Timeframe with Limited Manpower and Limited Resources. We Could Fail. Certain Financiers May Require an Equity Position in Us in Exchange for Providing Financial and Performance Guarantees.
We plan to acquire through lease or mortgage and put into service up to three additional helicopters during 2007. To accomplish this we will need to secure approximately $12 million of helicopter debt/lease or mortgage financing. We have entered into an aircraft lease for our first helicopter on November 1, 2005 and received delivery of the aircraft on November 2, 2005. On December 1, 2005, February 14, 2006 and May 15, 2006, respectively, we took delivery of three additional aircraft pursuant to respective lease agreements dated December 1, 2005, February 10, 2006 and April 26, 2006. There can be no assurances that a financing transaction with respect to our additional aircraft with any potential sources will be completed at all, or on terms favorable to us. In connection with these financing arrangements, there is a potential that we may require the aircraft manufacturer to provide financial and performance guarantees. In addition, potential financiers may require an equity position in us if such guarantees are required. Accordingly, we may be required to issue some combination of our common stock, options and/or warrants to one or more financiers for our helicopters. Notwithstanding a successful grant of our common stock, options and/or warrants, we may not be able to obtain the necessary helicopter financing on favorable terms and we may not be able to get our aircraft manufacturer to provide the necessary guarantees.
We Have Limited Revenue from Operations and May Need to Raise Additional Capital To Finance Operations. Our Operations since Inception have not Generated a Profit.
We began operations on March 27, 2006 but had no revenue from operations prior to that date. We have relied on and will continue to rely on significant external financing to fund our operations. To date our financing has come from the sale of $11.37 million of convertible debentures, $1.75 million of cash exercises of warrants, $6.25 million in private placement proceeds from the sale of our common stock, $0.3 million in private placement proceeds from the 2004 Private Placement and $11.0 million that will be available to us under a standby equity distribution agreement (the “SEDA funds”) upon the effectiveness of a registration statement. We anticipate that we will need to raise $17.1 million in additional capital to finance operations through year-end 2007, assuming that our results of operations reasonably correspond to our business plan. We must also raise $12 million for the leasing of aircraft.
Our operations since inception in March 2003 have not generated a profit. We generated a net loss of ($17,865) during the period from inception in March 2003 to December 31, 2003, a net loss of ($549,961) during the twelve months ended December 31, 2004, a net loss of $(2,546,291) for the 12 months ended December 31, 2005 and a net loss of $(9,619,760) for the 12 months ended December 31, 2006.
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
We Need to Obtain Contracts for Operating and Landing Facilities.
During the balance of 2007, we must enter into operating/rental agreements with one heliport facility in New York City, and one of the three major airports servicing the New York area. We must also enter into operating agreements with facilities of other cities as our operations expand into other target markets throughout the United States. We have obtained operating agreements with the Port Authority of New York and New Jersey for the Downtown Manhattan Heliport, Kennedy Airport and Newark Liberty Airport. We will need to enter into agreements with the Port Authority with respect to operations at LaGuardia Airport. We have entered into an agreement with MacQaurie Aviation North America for the East 34th Stret Heliport. We have entered into an agreement with the FAA-Air Traffic Control Manager for Kennedy, La Guardia and Newark/Liberty Airports. In addition, we must enter into an operating agreement for the West 30th Street Heliport owned by the State of New York and operated by Air Pegasus. There can be no guarantee that we will be able to obtain such agreements.

We Need to Obtain Approval for Secure Ramp-Side Transfers of Passengers.
In order to conduct our business at each of the New York City-area airports, we will need to obtain approval from the TSA and Port Authority of NY and NJ for the transportation of passengers on the secure side of each airport to connecting flights with airlines that do not have interline agreements with us. Without the ability to transport passengers on the secure side of airports, our passengers could be forced to enter the airport after taking one of our flights and pass through an additional security checkpoint inside the airport. This could add a significant amount of travel time for each passenger not flying on one of our partner airlines, which may make our services less attractive to potential customers.
We Need to Obtain Contracts with Major Airlines.
In order to conduct our business, we need to enter into contracts with major airlines regarding airport services and processing for our passengers, cross-marketing, airline interline and, in some cases, code sharing. We have entered into Interline Agreements and ground handling agreements with American Airlines and Continental Airlines as of the date of this report. The Interline Agreements govern the procedures for passenger traffic handling and settlement of fees between the parties.
The Air Transportation Industry has Changed Fundamentally since the Terrorist Attacks on September 11, 2001, and our Business, Financial Condition And Operating Results could be Materially Adversely Affected as a Result.
Since the terrorist attacks of September 11, 2001, the air transportation industry experienced fundamental changes, including revenue declines and cost increases, which resulted in industry-wide liquidity issues. The terrorist attacks significantly reduced the demand for air travel, and additional terrorist activity involving the airline industry could have an equal or greater impact. Although global economic conditions have improved from their depressed levels after September 11, 2001, the airline industry experienced a reduction in high-yield business travel and increased price sensitivity in customers’ purchasing behavior. In addition, aircraft fuel prices are at or near historically high levels. The airline industry has continued to add or restore capacity despite these conditions. We expect all of these conditions will continue.
Our Business is Dependent on the Availability and Price of Aircraft Fuel. Significant Disruptions in the Supply of Aircraft Fuel or Continued Periods of Historically High Fuel Costs Could Materially Adversely Affect our Operating Results.
Our operating results will be significantly impacted by changes in the availability and to a lesser extent by increases in the price of aircraft fuel. Fuel prices increased substantially from 2004 to 2006. Aircraft fuel prices remain at near historically high levels. Due to the competitive nature of the air transportation industry, we may not be able to pass on any increases in fuel prices to our customers by increasing our fares. Political disruptions or wars involving oil-producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns, natural events such as hurricanes and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future.
Our Failure to Successfully Implement our Growth Strategy Could Harm our Business.
Our growth strategy involves a gradual phase-in of expanded service in our first market, and expanding the number of markets served. Achieving our growth strategy is critical in order for our business to achieve economies of scale and to achieve profitability. Increasing the number of markets we serve depends on our ability to access suitable heliport and airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. Any condition that would deny, limit or delay our access to heliport and airports we seek to serve in the future will constrain our ability to grow. Opening new markets requires us to commit a substantial amount of resources, even before the new services commence. Expansion is also dependent upon our ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities as well as obtaining approval from the applicable regulatory agencies.

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
We Have a Lack of Operating History.
Our business plan is focused on providing regularly scheduled passenger helicopter service. Our company had no operating history prior to March 27, 2006. This industry has been dormant in New York since the 1980s. There can be no assurance that our entry into the regularly scheduled passenger helicopter industry will be successful or that we will be able to implement our business plan as a new line of business. Moreover, our relative lack of an operating history in the passenger helicopter industry makes it impossible to predict whether or not the company will operate profitably. While our management collectively possesses substantial experience in the aviation industry, and certain experience in taking start-up companies from formation to an operational stage, there can be no assurances that U.S. Helicopter will be able to locate, hire and retain the necessary personnel to manage and operate the business, develop and implement necessary systems, obtain contracts and obtain financing as contemplated in our business plan.
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
Interruptions or Disruptions in Service at One of our Hub Heliports and/or Hub Airports Could Have a Material Adverse Impact on our Operations.
Our business during 2007 will be heavily dependent on our operations at the Downtown Manhattan and East 34th Street Heliports and at Kennedy, Newark and LaGuardia airports. Each of these airport hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities. A significant interruption or disruption in service at any of these airports could have a serious impact on our business, financial condition and operating results. We will have facility lease and operating agreements permitting us to use the landing facilities at the various heliports in our markets, however, the owners and operators of these heliports are subject to the risks inherent in their own businesses which could in turn adversely impact on us including the risks that the heliports could close, reduce operating hours or services, increase their fees, or be adversely affected by litigation or regulatory matters.

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
We are at Risk of Losses and Adverse Publicity Stemming from Any Accident Involving our Helicopters.
If one of our helicopters were to be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving a helicopter that we operate could create a public perception that our helicopters are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our helicopters and harm our business. Customers consider safety and reliability as primary concerns in selecting a provider of helicopter transportation services. If we fail to maintain a record of safety and reliability that is satisfactory to our customers, our ability to retain customers and attract new customers may be adversely affected.
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
We have received our initial four aircraft between November 2005 and May 2006. Our estimated delivery of seven aircraft through December 2007 is as follows:
•	November 2, 2005: Received one Sikorsky S-76B aircraft
•	December 1, 2005: Received one Sikorsky S-76B aircraft
•	February 14, 2006: Received one Sikorsky S-76B aircraft
•	May 15, 2006: Received one Sikorsky S-76B aircraft
•	April, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
•	June, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
•	November, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
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
On or about July 29, 2006, Textron Innovations, Inc. (“Textron”) instituted a trademark cancellation proceeding against us before the U.S. Patent and Trademark Office, Trademark Trial and Appeal Board. In the cancellation proceeding, Textron seeks to cancel our trademark registration for the mark U.S. HELICOPTER®, Trademark Registration No. 3,072,323, as used by us for our scheduled airline services (the “Mark”). We registered the Mark on March 21, 2006 on the Supplemental Register of the U.S. Patent and Trademark Office. Textron contends in the Cancellation Proceeding that a subsidiary of Textron was named “U.S. Helicopter” and used that business entity name for “helicopter repair services” in Texas prior to the use of the Mark by us. On or about September 7, 2006, we filed an answer to the petition to cancel, generally denying the allegations of Textron, and seeking dismissal of the cancellation proceeding. We are vigorously defending this claim. The case is currently in a discovery phase.
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
RISKS RELATED TO CORNELL CAPITAL FINANCING
We are party to certain agreements with Cornell Capital relating to the issuance of approximately $11.37 million in convertible debentures and the sale of up to $11.0 million worth of our common stock pursuant to the SEDA. Investors should be aware that there are certain risks and uncertainties associated with such agreements. In addition, while the Company entered into the SEDA in August, 2004, in light of the successful financings that the Company has closed in the past 12 months, it does not currently intend to file a registration statement to register the shares issuable under the SEDA. The decision in this regard is anticipated by June 30, 2007. Investors should take this into account when considering the following risk factors.
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

Cornell Capital Could Acquire a Significant Amount of Our Common Stock and, if it Does So, Could Exercise Significant Influence Over Us.
Cornell Capital currently owns 3,134,935 shares of common stock as of March 31, 2007 and, based upon the conversion rights under the March 2006, November 2006 and March 2007 Convertible Debentures, could acquire up to approximately 24.13% of our common stock based on a conversion price of $1.45 per share, or an estimated 29.46% if the conversion price is assumed to be $1.00 per share. The acquisition of such interest would be dependent upon the occurrence of an event of default under the Convertible Debentures and a waiver of Cornell Capital’s restriction on owning more than 4.99% of our issued and outstanding common stock. If Cornell Capital acquired such 24.13%-29.46% of our common stock, it could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of Cornell Capital may differ from the interests of other stockholders.
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
If We Default under the Convertible Debentures, Cornell Capital may Convert All Amounts Due into Shares of Our Common Stock.
Cornell Capital is restricted from converting more than 4.99% of all amounts due and owing under the Convertible Debentures issued in March, 2006 (in the principal amount of $6,000,000), November, 2006 (in the principal amount of $2,750,000) and March, 2007 (in the principal amount of $1,100,000) into shares of our common stock. In the event of a default under the terms of the Convertible Debentures, however, Cornell Capital may convert all amounts due and owing thereunder without regard to such restrictions and may sell or transfer any such shares without any contractual restriction whatsoever. The issuance of shares pursuant to the Convertible Debentures under such circumstances and the subsequent sale could lower the market price of our common stock.
Existing Shareholders will Experience Significant Dilution from our Sale of Shares under the SEDA.
In the event that we decide to obtain financing pursuant to the SEDA, the sale of shares pursuant to the SEDA will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the SEDA to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution. We are obligated to file a registration statement for the shares issuable pursuant to the SEDA prior to making any sales thereunder.
The Investor under the SEDA Will Pay One Percent Less than the Then-Prevailing Market Price of our Common Stock.
In the event that we decide to obtain financing pursuant to the SEDA, the common stock to be issued thereunder will be issued at a 1% discount to the volume weighted average price for the 5 days immediately following the notice date of an advance. These discounted sales could cause the price of our common stock to decline.

The Sale of our Stock under our SEDA Could Encourage Short Sales by Third Parties, which could Contribute to the Future Decline of our Stock Price.
In the event that we decide to obtain financing pursuant to the SEDA, the significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the SEDA could encourage short sales by third parties. In a short sale, a prospective seller borrows stock from a shareholder or broker and sells the borrowed stock. The prospective seller hopes that the stock price will decline, at which time the seller can purchase shares at a lower price to repay the lender. The seller profits when the stock price declines because it is purchasing shares at a price lower than the sale price of the borrowed stock. Such sales could place further downward pressure on the price of our common stock by increasing the number of shares being sold.
Restrictions Under the Convertible Debentures and the SEDA Could Significantly Limit Our Ability to Access Funds Under the SEDA.
We are prohibited from issuing shares to Cornell Capital upon conversion of the Convertible Debentures issued in March, 2006, November, 2006 and March 2007 which would result in Cornell Capital holding in excess of 4.99% of our common stock, or pursuant to the SEDA which would result in Cornell Capital holding in excess of 9.9%, of our issued and outstanding common stock. Pursuant to the terms of the Convertible Debentures, this restriction may only be waived by Cornell Capital either in its sole discretion with 60 days’ notice or without notice upon an event of default. This restriction may significantly limit and delay our ability to access funds under the SEDA and, accordingly, may affect our ability to implement our business plan.
ITEM 7. FINANCIAL STATEMENTS
Our Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-KSB and are incorporated herein by reference.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 8A. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the fourth quarter of fiscal 2006 or subsequent to the date of the evaluation by its management thereof.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The following sets for the information concerning the Company’s directors and executive officers as of March 31, 2007:

         NAME             AGE                              POSITION
----------------------    ---     ------------------------------------------------------------
Dean C. Borgman            65     Chairman

John G. Murphy             59     Chief Executive Officer, President and Director

Terence O. Dennison        71     Chief Operating Officer and Senior Vice President

George J. Mehm, Jr         50     Chief Financial Officer, Senior Vice President and Treasurer

Donal F. McSullivan        60     Chief Marketing Officer and Senior Vice President

Gabriel Roberts            31     Vice President of Finance and Administration

Colonel Clinton Pagano     78     Director

John Capozzi               63     Director

Christopher D. Brady       52     Director

George A. Fechter          60     Director

Edward J. Sherman          61     Director

Stephen T. Wills           50     Director
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

CHRISTOPHER D. BRADY has served as a Director since October, 2005. Mr. Brady is the founding partner and Chairman of The Chart Group. Mr. Brady has over 25 years’ experience in private equity, corporate finance and capital markets and focuses on identifying and building portfolio companies through his extensive industry relationships and perspective. Prior to his association with The Chart Group, Mr. Brady was a partner with The Lodestar Group, a merger advisory and investment firm acquired by Societe Generale. Mr. Brady spent eleven years in the Corporate Finance and Capital Markets Departments of Lehman Brothers and Dillon Read. Mr. Brady is a director of Bitrage, NWGH, Al-Deera Holding Co., IFA Khaleeji Fund and several investments and affiliates of The Chart Group. He received a B.A. from Middlebury College and an M.B.A. from Columbia University Graduate School of Business.
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
EDWARD J. SHERMAN has served as a Director since February, 2006. Prior to joining U.S. Helicopter, Mr. Sherman served as Vice President of Infiniti East, a division of Nissan Motor Corporation. Mr. Sherman was employed by Nissan Motor Corporation from October 1976 until his retirement in November 2002. Before joining Nissan Motor Corporation, Sherman was a teacher in the City of Boston school district from 1970 to 1976. From 1967 to 1970, Mr. Sherman served as an Officer in The United States Marine Corps. Sherman held various positions in the USMC including Infantry Platoon Commander, Company Executive Officer and Battalion Intelligence Officer. He is a decorated Vietnam Veteran. Mr. Sherman holds a BS degree in Finance with a minor in Economics from Carroll School of Management; Boston College and a Masters in Education from Boston University. Mr. Sherman also serves as a director of Performance Health Technologies, Inc.
STEPHEN T. WILLS has served as a Director since November, 2006. In addition to his involvement with U.S. Helicopter, Mr. Wills has served as Vice President, Secretary, Treasurer and Chief Financial Officer of Palatin Technologies, Inc. since 1997 and has been its Executive Vice President of Operations since 2005. From July 1997 to August 2000, Mr. Wills was also a Vice President and the Chief Financial Officer of Derma Sciences, Inc., a publicly held company which provides wound and skin care products, and currently serves as a director of Derma Sciences, Inc. From 1991 to August 2000, he was the President and Chief Operating Officer of Golomb, Wills & Company, P.C., a public accounting firm. Mr. Wills, a certified public accountant, received his B.S. in accounting from West Chester University, and an M.S. in taxation from Temple University.
There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

COMMITTEES
Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.
Since December 21, 2006, our board of directors has had four committees – the audit committee, the compensation committee, the finance committee and the corporate governance and nominating committee. Our board of directors has not adopted written charters for any committee as of the date of this report. Our audit committee currently consists of Stephen T. Wills, John Capozzi, George Fechter and Col. Clinton Pagano, with Mr. Wills as chairman. Mr. Wills is considered a “financial expert” member of the Audit Committee. Our compensation committee currently consists of Col. Clinton Pagano, Dean Borgman, Edward Sherman and Stephen Wills, with Col. Pagano as chairman. Our finance committee currently consists of Christopher Brady, George Fechter, John Capozzi and John G. Murphy, with Mr. Brady as chairman. Our corporate governance and nominating committee currently consists of Dean Borgman, Christopher Brady, Edward Sherman and John G. Murphy, with Mr. Borgman as chairman.
Our audit committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audits, our quarterly results of operations, our internal accounting controls, and the professional services furnished by our independent auditor.
The compensation committee is responsible to our board of directors and to stockholders for approving compensation awarded to all executive officers of the Company. The committee authorizes all awards under our equity-based compensation plans, and it reviews and approves employment agreements with management and changes in compensation for our executive officers.
Our finance committee, among other things, provides advice and assistance to our board of directors concerning proposed issuances of equity, debt or other securities and proposed credit and similar facilities, reviews the adequacy of existing financing facilities, and reviews short-term and long-term financing plans.
Our corporate governance and nominating committee is responsible for identifying qualified candidates to serve as directors and recommend to our board of directors nominees for director, recommend to our board of directors nominees for each committee of our board of directors, oversee the process of evaluation of the performance of our management, and develop and recommend to our board of directors corporate governance guidelines.
SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no Forms 3, 4 or 5 relating to our common stock were filed late during 2006.
FAMILY RELATIONSHIPS
No family relationships exist among the Company’s directors or officers.

CODE OF ETHICS
We have not formally adopted a written Code of Ethics. Management of the Company has drafted a Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. Management of the Company is in the process of obtaining comments to its draft Code of Ethics from the Board of Directors. We have not adopted a written Code of Ethics prior to filing this report because based on our small size, early development stage and limited financial and human resources, we did not believe that formally adopting a written Code of Ethics would have been necessary or cost-effective prior to the end of fiscal 2006.

ITEM 10. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The following table sets forth information concerning the compensation paid by us during the two years ended on December 31, 2006 to our Chief Executive Officer and our other executive officers who were serving as executive officers on December 31, 2006 and received total salary and bonus in excess of $100,000 during fiscal year 2006 (the “Named Executive Officers”).

                                                                                             Change in
                                                                                              Pension
                                                                                             Value and
                                                                                           Nonqualified
                                                                             Non Equity      Deferred
                                                            Stock  Option  Incentive Plan  Compensation   All Other
                                                           Awards  Awards   Compensation     Earnings   Compensation   Total
Name and Principal Position   Year   Salary($)   Bonus($)    ($)     ($)        ($)             ($)          ($)        ($)
----------------------------  ----  ----------- ---------  ------  ------  --------------  ------------ ------------ --------
John G. Murphy                2006  $225,000    $150,000      --      --         --              --           --     $375,000
Chief Executive Officer
and President

                              2005  $225,000(1)       --      --      --         --              --           --     $225,000

George J. Mehm, Jr.           2006  $130,000     $25,000      --      --         --              --           --     $155,000
Chief Financial Officer, Sr.
Vice President and Treasurer
                              2005  $130,000(2)       --      --      --         --              --           --     $130,000

Donal McSullivan              2006  $130,000     $25,000      --      --         --              --     $442,092(3)  $597,092
Chief Marketing Officer
and Sr. Vice President
                              2005  $130,000(4)       --      --      --         --              --           --     $130,000

Terence O. Dennison           2006  $130,000     $25,000      --      --         --              --           --     $155,000
Chief Operating Officer
and Sr. Vice President
                              2005   $90,000          --      --      --         --              --           --     $ 90,000

Gabriel S. Roberts            2006   $95,000     $25,000      --      --         --              --           --     $115,000
Vice President Finance
and Administration
                              2005   $90,000          --      --      --         --              --           --     $ 90,000

(1)	Includes an amount equal to 40% of Mr. Murphy’s salary which was deferred.
(2)	Includes an amount equal to 20% of Mr. Mehm’s salary which was deferred.
(3)	Represents (a) $170,000 in cash paid to Mr. McSullivan pursuant to a marketing services agreement, (b) the cash value of warrants to purchase 100,000 shares of common stock at $0.01 per share issued on April 1, 2006 at an assumed value of $0.80 per share, and (c) the cash value of warrants to purchase 200,000 shares of common stock at $0.05 per share which were earned in 2006 with an assumed value of approximately $0.96 per share. All compensation paid under this column to Mr. McSullivan was made pursuant to the terms of a marketing services agreement and a Settlement Agreement and Release which terminated such marketing services agreement.
(4)	Includes an amount equal to 40% of Mr. McSullivan’s salary which was deferred.
The Company paid the salary deferred by each of the named officers in the above table as follows: one-third of the total deferred salary was paid in December 2005, one-third was paid in March 2006 and the remaining one-third was paid in April 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

                                                                                                                      Equity
                                                                                                                    Incentive
                                                                                                        Equity        Plan
                                                                                                       Incentive     Awards:
                                                                                                         Plan       Market or
                                                 Equity                                                 Awards:      Payout
                                               Incentive                                               Number of    Value of
                     Number of    Number of   Plan Awards:                                  Market     Unearned     Unearned
                    Securities    Securities   Number of                       Number of   Value of     Shares,      Shares,
                    Underlying    Underlying   Securities                      Shares or   Shares or     Units        Units
                    Unexercised  Unexercised   Underlying                      Units of    Units of    or Other     or Other
                      Options      Options    Unexercised  Option             Stock That  Stock That  Rights That  Rights That
                        (#)          (#)        Unearned  Exercise   Option    Have Not    Have Not    Have Not     Have Not
                    ----------- -------------   Options    Price   Expiration   Vested      Vested      Vested       Vested
Name                Exercisable Unexercisable     (#)       ($)       Date        (#)         ($)         (#)        ($)(1)
------------------- ------------------------- ----------- -------- ---------- ----------  ----------  -----------  -----------
George J. Mehm, Jr.      --           --        231,000    $0.50     7/23/14       --          --       75,000(2)   $127,500

Donal McSullivan         --           --           --        --        --          --          --       75,000(2)   $127,500

Terence O. Dennison      --           --        211,000    $0.50    10/27/14       --          --       75,000(2)   $127,500

Gabriel S. Roberts       --           --           --        --        --          --          --       75,000(2)   $127,500

(1)	Market value is based on the closing price of our common stock on December 29, 2006 as quoted on the OTC Bulletin Board, or $1.70 per share.
(2)	Represents an award of shares of common stock that vests on September 30, 2007.
DIRECTOR COMPENSATION TABLE

                                                                                           Change
                                                                                         in Pension
                                                                                          Value and
                                                                                        Nonqualified
                                                                          Non-Equity      Deferred
                            Fees Earned or                              Incentive Plan  Compensation   All Other
                             Paid in Cash   Stock Awards  Option Awards  Compensation     Earnings    Compensation    Total
Name                             ($)             ($)           ($)           ($)             ($)          ($)           ($)
--------------------------- --------------  ------------  ------------- --------------  ------------  ------------   --------
Dean C. Borgman                $17,500           --(1)          --(2)         --             --            --         $17,500

Col. Clinton L. Pagano, Sr.    $16,250           --(3)          --            --             --            --         $16,250

John Capozzi                   $17,500           --(4)          --            --             --        $638,123(5)   $655,623

Christopher D. Brady           $17,500           --         $56,866(6)        --(7)          --            --         $74,366

George A. Fechter              $16,250           --         $56,866(6)        --             --            --         $73,116

Edward J. Sherman              $15,000           --         $56,866(6)        --             --            --         $71,866

Stephen T. Wills                $1,250           --             --(8)         --             --            --          $1,250

(1)	In the aggregate, Mr. Borgman holds a total of 700,000 shares of common stock.
(2)	In the aggregate, Mr. Borgman holds options to purchase up to 300,000 shares of common stock at an exercise price of $0.50 per share issued on October 27, 2004 and expire on October 27, 2014.
(3)	In the aggregate, Col. Pagano is the beneficial owner of a total of 213,000 shares of common stock.
(4)	In the aggregate, Mr. Capozzi holds a total of 3,710,145 shares of common stock.

(5)	Represents: (a) $349,985 in fees paid to Mr. Capozzi in accordance with a marketing services agreement which was terminated in January 2007; plus (b) the dollar amount recognized for financial statement reporting purposes for fiscal year 2006 based on warrants to purchase up to 300,000 shares of common stock earned in 2006 in connection with the marketing services agreement. See “Item 12: Certain Relationships and Related Transactions” for further information.
(6)	Represents the dollar amount recognized for financial statement reporting purposes for fiscal year 2006 based on options to purchase up to 50,000 shares of common stock at an exercise price of $0.50 per share issued on April 3, 2006 and expire on April 3, 2016.
(7)	In the aggregate, Mr. Brady is the beneficial owner of (a) options to purchase 50,000 shares of common stock, (b) options to purchase up to 156,250 shares of U.S. Helicopter common stock held by William Street Advisors, LLC, and (c) options to purchase up to 156,250 shares of U.S. Helicopter common stock held by Univest Group Limited.
(8)	Represents the dollar amount recognized for financial statement reporting purposes for fiscal year 2006 based on options to purchase up to 50,000 shares of common stock at an exercise price of $1.25 per share issued on December 21, 2006 and expire on December 21, 2016.
For fiscal year 2006, we compensated our non-employee directors the sum of $2,500 for attending each in-person Board meeting and the sum of $1,250 for attending each telephonic Board meeting. We also issued to each director joining the Company on or subsequent to November 1, 2005 an option pursuant to our 2004 Stock Incentive Plan to purchase up to 50,000 shares of our common stock with an exercise price equal to the fair market value of our common stock as of the grant date. We agreed to issue 300,000 options to Dean Borgman as an incentive for Mr. Borgman to accept the appointment of Chairman of our Board of Directors.
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
Effective July 14, 2004, U.S. Helicopter entered into a two-year employment agreement with Donal McSullivan, which expired on July 14, 2006. Mr. McSullivan is employed as the Senior Vice President and Chief Marketing Officer of U.S. Helicopter. Payment of Mr. McSullivan’s salary began on August 9, 2004. Mr. McSullivan’s annual salary is $130,000. Mr. McSullivan is also entitled to bonuses to be determined pursuant to a bonus plan to be adopted by the Company’s Board of Directors.
Effective July 18, 2004, U.S. Helicopter entered into a five-year employment agreement with Gabriel Roberts. Mr. Roberts is employed as the Vice President of Finance and Administration of U.S. Helicopter. Mr. Roberts’ annual salary is $95,000. Payment of Mr. Roberts’ salary commenced on August 9, 2004. Mr. Roberts is also entitled to bonuses to be determined pursuant to a bonus plan to be adopted by the Company’s Board of Directors.
Effective August 24, 2004, U.S. Helicopter entered into a two-year employment agreement with Terence O. Dennison, which expired on August 24, 2006. Mr. Dennison is employed as the Senior Vice President and Chief Operating Officer of U.S. Helicopter. Mr. Dennison’s annual salary is $90,000. Mr. Dennison’s annual salary will be increased to $130,000 upon commencement of the Company’s flight operations. Payment of Mr. Dennison’s salary began on September 1, 2004. Mr. Dennison is also entitled to bonuses to be determined pursuant to a bonus plan to be adopted by the Company’s Board of Directors.
Effective March 11, 2005, U.S. Helicopter entered into an employment agreement with John W. Galligan. Mr. Galligan is employed as the Director of Maintenance of U.S. Helicopter. Mr. Galligan is currently being paid a base salary of $78,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PRINCIPAL STOCKHOLDERS
The following table sets forth as of March 31, 2007, the number and percentage of outstanding shares of our common stock beneficially owned by our executive officers, directors and stockholders owning more than 5% of our common stock and our executive officers and directors as a group:

Name of Owner                                    Shares Beneficially Owned  Percentage of Class(1)
-----------------------------------------------  -------------------------  ----------------------
Dean C. Borgman(2)                                        1,000,000(3)                2.79%
John G. Murphy(2)                                         6,197,633                  17.45%
Gabriel Roberts(2)                                        4,752,513(17)              13.38%
John Capozzi(2)                                           3,710,145                  10.44%
Donal McSullivan(2)                                       3,221,759(18)               9.04%
International Financial Advisors, K.S.C.(4)               3,750,000(5)               10.34%
Samama Global Corporation(6)                              3,000,000                   8.44%
Cornell Capital Partners, LP(7)                           8,440,416(8)               20.67%
George J. Mehm, Jr.(2)                                      870,000(9)                2.43%
Terence O. Dennsion(2)                                      711,000(10)               1.99%
Col. Clinton Pagano(2)                                      213,000                       *
Christopher D. Brady(11)                                    362,500(12)               1.01%
George A. Fechter(13)                                        50,000(19)                   *
Edward J. Sherman(14)                                        50,000(19)                   *
Stephen T. Wills(15)                                         50,000(19)                   *
All Executive Officers and Directors as a Group
(12 persons)                                             21,188,550(16)              57.61%

(1)	The percentage of class calculation for each person or entity is based on 35,524,931 shares of U.S. Helicopter common stock outstanding as of March 31, 2007, inclusive of the number of shares of U.S. Helicopter common stock issuable to the person or entity upon conversion of convertible securities held by such person or entity. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. As of March 31, 2007, there were also a total of 47,000 shares of Series A Preferred Stock issued and outstanding, none of which was owned by our executive officers or directors.
(2)	Address: c/o U.S. Helicopter Corporation, 6 East River Piers, Suite 216, Downtown Manhattan Heliport, New York, NY 10004.
(3)	Includes options held by Dean Borgman to purchase up to 300,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2007.
(4)	Address: P.O. Box 4694, Safat 13047, Kuwait.

(5)	Includes warrants held by International Financial Advisors, K.S.C. to purchase up to 750,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2007.
(6)	Address: P.O. Box 2781, Riyadh 11461, Saudi Arabia.
(7)	Address: 101 Hudson Street, Suite 3700, Jersey City, NJ 07302.
(8)	This figure includes warrants to purchase a total of 5,305,481 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2007. This figure does not include shares held by Troy Rillo, who is an employee of Cornell Capital but who does not control, is not controlled by and is not under common control with Cornell Capital. In addition, Cornell Capital holds three Convertible Debentures in the principal amounts of $6,000,000, $2,750,000 and $1,100,000, respectively, which are convertible into shares of common stock at a price of the lower of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock for the 30-day period prior to the interest payment due date. The terms of the Convertible Debentures prohibit conversion if the number of shares held by Cornell Capital after giving effect to such conversion would equal in excess of 4.9% of all our outstanding shares of common stock, which may only be waived by Cornell Capital either in its sole discretion with 60 days’ notice or without notice upon an event of default. If such prohibition did not apply, Cornell Capital would be entitled to convert both Convertible Debentures along with accrued interest as of March 31, 2007 into a total of approximately 10,724,544 shares.
(9)	Includes options held by George Mehm to purchase up to 231,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2007.
(10)	Includes options held by Terence Dennison to purchase up to 211,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2007.
(11)	Address: The Chart Group, 70 East 55th Street, New York, NY 10022.
(12)	Includes (a) options to purchase 50,000 shares of common stock held by Mr. Brady, (b) options to purchase up to 156,250 shares of U.S. Helicopter common stock held by William Street Advisors, LLC, and (c) options to purchase up to 156,250 shares of U.S. Helicopter common stock held by Univest Group Limited, all of which are exercisable within 60 days of March 31, 2007.
(13)	Address: 1 Trimont Lane, 1515-A, Pittsburgh, PA 15211.
(14)	Address: 87 Wilshire Drive, Belle Mead, NJ 08502.
(15)	Address: 13 Highview Lane, Yardley, PA 19067.
(16)	Includes options held by Dean Borgman (300,000 shares), George Mehm (231,000 shares), Terence Dennison (211,000 shares), Christopher Brady (50,000 shares), William Street Advisors, LLC (156,250), Univest Group Limited (156,250 shares), Edward Sherman (50,000), George Fechter (50,000 shares) and Stephen Wills (50,000 shares) to purchase up to a total of 1,254,500 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2007.
(17)	Includes 1,000 shares held by Mr. Roberts’ spouse.
(18)	Includes warrants to purchase up to 100,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2007.
(19)	Represents options to purchase shares of common stock exercisable within 60 days of March 31, 2007.
* Less than 1%.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
See Item 5 “Market for Common Equity, Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities”.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
March 2007 Convertible Debenture Financing
On March 30, 2007, we entered into a Securities Purchase Agreement (the “March 2007 SPA”) with Cornell Capital pursuant to which we agreed to issue a secured convertible debenture to Cornell Capital in the principal amount of $1,100,000 (the “March 2007 Debenture”), which was funded on April 2, 2007. The March 2007 Debenture is repayable as of June 30, 2007; however, if we are not successful in completing a financing of at least $1.1 million at such time and no event of default occurs under the March 2007 Debenture, the maturity date will be extended until September 30, 2007. The March 2007 Debenture accrues interest at 12% per year payable in our common stock at the rate equal to the conversion price of the debenture in effect at the time of payment. In the event that the maturity date for the debenture is extended, the interest rate under the debenture will increase by two percent per month through and until September 30, 2007.
The March 2007 Debenture is convertible at Cornell Capital’s option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock (“Fair Market Value”) for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the March 2007 Debenture. Cornell Capital’s conversion right under the March 2007 Debenture is subject to certain limitations including that Cornell Capital may not convert the March 2007 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.99% of our then outstanding common stock. In addition, Cornell Capital has agreed to not sell any shares that may be acquired under the March 2007 Debenture until March 31, 2008; provided, however, that such limitation does not apply in the event that the closing bid price of our common stock is greater than $1.75 for five consecutive trading days, upon the occurrence of an event of default under the March 2007 Debenture, if waived by Cornell Capital or to private resales by Cornell Capital.
In addition, in the event we close on any debt or equity financing after the issuance date of the March 2007 Debenture, we are required to use 100% of the net proceeds of such financings to prepay outstanding amounts under the March 2007 Debenture until the March 2007 Debenture is repaid in full. In connection with this financing, we also agreed to repay up to a total of $5 million owed to Cornell Capital pursuant to the March 2007, November 2006 and March 2006 Debentures in the event we are successful in raising $5.0 million in two separate private placement transactions.
We have agreed to grant a security interest to Cornell Capital covering substantially all of our assets to secure our obligations under the March 2007 Debenture pursuant to an Amended and Restated Security Agreement. Pursuant to the March 2007 SPA, we also agreed to issue to Cornell Capital warrants to purchase a total of 155,481 shares of our common stock with the following exercise prices: $1.15 per share (as to 47,827 warrants); $1.35 per share (as to 40,741 warrants); $1.55 per share (as to 35,484 warrants); and $1.75 per share (as to 31,429 warrants). The warrants are exercisable for a period of five years.

In connection with the March 2007 SPA, we also agreed to register upon written request from Cornell Capital the shares that may be acquired under the March 2007 Debenture and the 155,481 shares that may be issued pursuant to the warrants.
November 2006 Convertible Debenture Financing
On November 10, 2006, we entered into the November SPA with Cornell Capital pursuant to which we agreed to issue the November 2006 Debenture, which was funded on November 28, 2006. The November 2006 Debenture matures 36 months after issuance and accrues interest at 8% per year which will be payable in shares of our common stock at the lower of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock (“Fair Market Value”) for the 30-day period prior to the interest payment due date.
The November 2006 Debenture is convertible at Cornell Capital’s option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the Fair Market Value of our common stock for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the November 2006 Debenture. Cornell Capital’s conversion right under the November 2006 Debenture is subject to certain limitations including that Cornell Capital may not convert the Novem Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.99% of our then outstanding common stock. In addition, Cornell Capital has agreed to not sell any shares that may be acquired under the November 2006 Debenture until May 10, 2007. Thereafter, Cornell Capital will limit its resales of our common stock acquired under the November 2006 Debenture to $250,000 worth for a period of 30 days if our common stock falls below $1.45 per share for five consecutive trading days (the “Resale Limitation”). The Resale Limitation would not apply upon an event of default as defined in the November 2006 Debenture, if waived in writing by us, or to private resales by Cornell Capital. We are required pursuant to the November 2006 Debenture to reserve a total of 20% of the maximum number of shares that may be owned by persons who are not U.S. citizens as determined in accordance with U.S. Department of Transportation regulations for issuance pursuant to the November 2006 Debenture.
In addition, in the event we close on any debt or equity financing after the issuance date of the November 2006 Debenture, we are required to use 50% of the net proceeds of such financings to prepay outstanding amounts outstanding under the November 2006 Debenture or any other debenture issued by us to Cornell Capital. If amounts to be prepaid by us do not total at least the equivalent of $70,000 per month beginning on April 1, 2007, we must prepay the difference to match such amount up to $2,000,000. No further prepayments are required once we prepay a total of $2,000,000.
We have agreed to grant a security interest to Cornell Capital covering substantially all of our assets to secure our obligations under the November 2006 Debenture pursuant to an Amended and Restated Security Agreement. Pursuant to the November SPA, we also agreed to issue to Cornell Capital warrants (the “New Warrants”) to purchase a total of 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants).
In connection with the November SPA, we also entered into an Investor Registration Rights Agreement whereby we have agreed to register upon written request from Cornell Capital up to 6,875,000 shares that may be acquired under the November 2006 Debenture and the 2,000,000 shares that may be issued pursuant to the New Warrants.
October 2006 Warrant Amendments and Exercise
On October 20, 2006, Cornell Capital and we amended the terms of two warrant agreements (the “Cornell Warrants”) relating to the issuance of 1,250,000 shares of common stock each that were issued in connection with the March 2006 Debenture (defined below). The Cornell Warrants contained exercise prices of $1.00 and $1.15, respectively. To induce Cornell Capital to make an additional investment in us via the cash exercise of the Cornell Warrants, the Company agreed to reduce the exercise price of each Cornell Warrant to $0.70 per share. On October 20, 2006, we issued a total of 2,500,000 shares of common stock in connection with a notice of exercise of the Cornell Warrants received from Cornell Capital on such date. In connection with this agreement, we also agreed to issue additional warrants to purchase up to 500,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 125,000 warrants); $1.35 per share (as to 125,000 warrants); $1.50 per share (as to 125,000 warrants); and $1.65 per share (as to 125,000 warrants).

March 2006 Convertible Debenture Financing
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
August 2005 Convertible Debenture Financing
On August 23, 2005, we entered into a new Securities Purchase Agreement with Cornell Capital, whereby $220,000 of 5% secured convertible debentures were issued (the “August 2005 Debenture”). On August 23, 2005, we received net proceeds of $190,000 after payment of certain expenses in the amount of $30,000. The August 2005 Debenture accrued interest at a rate of 5%. Up to 10% of the debenture’s principal, plus interest, was converted at a price equal to $0.20 per share and we registered shares equal to the amount of shares that could have been converted under this agreement pursuant to a registration statement declared effective by the SEC on June 13, 2006. The balance of the August 2005 Debenture was converted on September 11, 2006 into 74,608 shares.
Amended and Restated Convertible Debenture Financing
On April 8, 2005, we entered into an Amended and Restated Secured Debenture (the “New Debenture”). The New Debenture was issued in the face amount of $1,335,424 in exchange for previously issued debentures, which totaled $1,300,000, and accumulated interest through the date of the revision to the agreement. The New Debenture accrued interest at a rate of 5%. Up to 10% of the debenture’s principal, plus interest, could be converted at a price equal to $0.20 per share and we registered shares equal to the amount of shares which could have been converted under this agreement, pursuant to a registration statement declared effective by the SEC on September 2, 2005. The New Debenture’s balance was converted on September 11, 2006 into 509,980 shares.

Amended and Restated Standby Equity Distribution Agreement
On August 4, 2004, the Company entered into the SEDA with Cornell Capital, which was amended and restated on April 8, 2005. Pursuant to the SEDA the Company may, at its discretion, periodically issue and sell to Cornell Capital, up to $11,000,000 of the Company’s common stock. Upon the execution of the SEDA, the Company agreed to issue 2,472,527 shares of its common stock to Cornell Capital, plus an additional $10,000 worth of the Company’s common stock to Newbridge Securities Corporation (“Newbridge”), as a placement fee, per the Placement Agent Agreement between the Company and Newbridge, valued at the fair market value of the stock as of the date of the initial trading day of the Company’s common stock. As of March 31, 2007, the Company has issued 2,472,527 shares with an aggregate par value of $2,473 in connection with the SEDA. We are required to file a registration statement for the shares issuable under the SEDA prior to making any sales of our common stock thereunder.
Marketing Services Agreement
Donal McSullivan, Senior Vice President and Chief Marketing Officer, and John Capozzi, Marketing and Business Development Advisor and Director, have provided certain consulting services to the Company from its inception. In connection with the provision of such consulting services, they had an agreement with the Company (the “Marketing Services Agreement”) to jointly receive 10% of the proceeds of any financings arranged with Cornell Capital and certain other investors. As of the date of this report, they have received $832,500 of the proceeds of the transactions with Cornell Capital and certain other investors. In addition, Mr. McSullivan and Mr. Capozzi were to receive 10% commissions relating to commuter flight pre-sell seats and scheduled service pre-sell seats pursuant to an agreement dated April 15, 2004. In addition, Mr. Capozzi also had an agreement to provide ongoing marketing consulting services to the Company at a cost of $5,000 per month.
On January 17, 2007, we entered into a Settlement Agreement and Release with respect to the Marketing Services Agreement. In exchange for a full termination of the Marketing Services Agreement, we agreed to the following: (i) a payment of $50,000 to each of Mr. Capozzi and Mr. McSullivan upon the signing of the settlement agreement; (ii) a payment of $99,985 to each of Mr. Capozzi and Mr. McSullivan as of March 15, 2007; and (iii) the issuance of warrants to purchase 300,000 and 200,000 shares to Mr. Capozzi and Mr. McSullivan, respectively, with an exercise price of $0.05 per share and a term of five years.
William Street Advisors, LLC
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

DIRECTOR INDEPENDENCE
Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation, or if he or she has accepted any compensation from the company in excess of $100,000 during any 12-month period in the prior three years. John G. Murphy is the President and Chief Executive Officer of the Corporation and is not deemed to be an independent director under this definition. Also, John Capozzi received or accrued compensation for services rendered during 2006 of $250,000 and is not deemed to be an independent director.
ITEM 13. EXHIBITS
(a) Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:
3.1	Certificate of Incorporation	(1)
3.2	Certificate of Amendment to Certificate of Incorporation	(1)
3.3	Certificate of Designation	(1)
3.4	Amended & Restated Bylaws	(2)
4.1	Specimen of Common Stock Certificate	(1)
4.2	Specimen of Series A Preferred Stock Certificate	(1)
4.3	Form of Common Stock Purchase Warrant	(1)
4.4	Form of Common Stock Purchase Warrant	(1)
10.1	Securities Purchase Agreement dated August 23, 2005 between U.S. Helicopter	(3)
	Corporation and Cornell Capital Partners, LP
10.2	5% Secured Convertible Debenture in the Principal Amount of $220,000	(3)
10.3	Investor Registration Rights Agreement dated August 23, 2005 between U.S.	(3)
	Helicopter Corporation and Cornell Capital Partners, LP
10.4	Escrow Agreement between U.S. Helicopter Corporation and David Gonzalez, Esq.	(3)
10.5	Letter Amendment to Investor Registration Rights Agreement between U.S.	(4)
	Helicopter Corporation and Cornell Capital Partners, LP
10.6	Helicopter Lease Agreement dated as of November 1, 2005	(5)
10.7	Employment Agreement between U.S. Helicopter Corporation and John Fagan dated	(2)
	September 16, 2005
10.8	Convertible Note Purchase Agreement dated October 26, 2005 between U.S.	(2)
	Helicopter Corporation and Portfolio Lenders II, LLC
10.9	Convertible Promissory Note in the amount of $250,000 dated October 26, 2005	(2)
	payable to Portfolio Lenders II, LLC

10.10	Warrant to Purchase up to 100,000 shares of Common Stock issued to Portfolio	(2)
	Lenders II, LLC
10.11	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter	(2)
	Corporation and International Financial Advisors, K.S.C. (exhibits and
	schedules omitted)
10.12	Warrant to Purchase up to 750,000 shares of Common Stock issued to	(2)
	International Financial Advisors, K.S.C.
10.13	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter	(2)
	Corporation and Ahmad Abdulwahab Al-Nakib (exhibits and schedules omitted)
10.14	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter	(2)
	Corporation and Abdulwahab A. Al-Nakib (exhibits and schedules omitted)
10.15	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter	(2)
	Corporation and Peter Londa (exhibits and schedules omitted)
10.16	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter	(2)
	Corporation and Khaled Magdy El-Marsafy (exhibits and schedules omitted)
10.17	Common Stock Purchase Agreement dated October 26, 2005 between U.S. Helicopter	(2)
	Corporation and Samama Global Corporation (exhibits and schedules omitted)
10.18	Securities Purchase Agreement dated March 31, 2006 between U.S. Helicopter	(6)
	Corporation and Cornell Capital Partners, LP (exhibits and schedules omitted)
10.19	8% Secured Convertible Debenture in the Principal Amount of $6,000,000	(6)
10.20	Investor Registration Rights Agreement dated March 31, 2006 between U.S.	(6)
	Helicopter Corporation and Cornell Capital Partners, LP
10.21	Lock-Up Agreement dated March 31, 2006 between U.S. Helicopter Corporation and	(6)
	Donal McSullivan
10.22	Lock-Up Agreement dated March 31, 2006 between U.S. Helicopter Corporation and	(6)
	Terence O. Dennison
10.23	Lock-Up Agreement dated March 31, 2006 between U.S. Helicopter Corporation and	(6)
	John G. Murphy
10.24	Lock-Up Agreement dated March 31, 2006 between U.S. Helicopter Corporation and	(6)
	George J. Mehm, Jr.
10.25	Lock-Up Agreement dated March 31, 2006 between U.S. Helicopter Corporation and	(6)
	Gabriel S. Roberts
10.26	Warrant CCP-01 to Purchase up to 1,250,000 shares of Common Stock issued to	(6)
	Cornell Capital Partners, LP

10.27	Warrant CCP-03 to Purchase up to 1,250,000 shares of Common Stock issued to	(6)
	Cornell Capital Partners, LP
10.28	Warrant CCP-04 to Purchase up to 1,250,000 shares of Common Stock issued to	(6)
	Cornell Capital Partners, LP
10.29	Warrant CCP-05 to Purchase up to 150,000 shares of Common Stock issued to	(6)
	Cornell Capital Partners, LP
10.30	Consulting Agreement dated as of March 1, 2006 between U.S. Helicopter	(6)
	Corporation and IGAS Enterprises, LLC
10.31	Financial Advisory and Investment Banking Agreement dated as of April 1, 2006	(6)
	between U.S. Helicopter Corporation and North Coast Securities Corporation
10.32	Form of Restricted Stock Award	(6)
10.33	Securities Purchase Agreement dated November 10, 2006 between U.S. Helicopter	(7)
	Corporation and Cornell Capital Partners, LP (exhibits and schedules omitted)
10.34	Form of 8% Secured Convertible Debenture in the principal amount of $2,750,000	(7)
10.35	Amended and Restated Security Agreement dated November 10, 2006 between U.S.	(7)
	Helicopter Corporation and Cornell Capital Partners, LP
10.36	Investor Registration Rights Agreement dated November 10, 2006 between U.S.	(7)
	Helicopter Corporation and Cornell Capital Partners, LP
10.37	Form of Lock-Up Agreement	(7)
10.38	Form of Warrant No. USHP-3-1 to purchase 500,000 shares of U.S. Helicopter	(7)
	common stock at $1.20 per share issued to Cornell Capital Partners, LP
10.39	Form of Warrant No. USHP-3-2 to purchase 500,000 shares of U.S. Helicopter	(7)
	common stock at $1.35 per share issued to Cornell Capital Partners, LP
10.40	Form of Warrant No. USHP-3-3 to purchase 500,000 shares of U.S. Helicopter	(7)
	common stock at $1.50 per share issued to Cornell Capital Partners, LP
10.41	Form of Warrant No. USHP-3-4 to purchase 500,000 shares of U.S. Helicopter	(7)
	common stock at $1.65 per share issued to Cornell Capital Partners, LP
10.42	Form of Warrant No. USHP-2-5 to purchase 125,000 shares of U.S. Helicopter	(7)
	common stock at $1.20 per share issued to Cornell Capital Partners, LP
10.43	Form of Warrant No. USHP-2-6 to purchase 125,000 shares of U.S. Helicopter	(7)
	common stock at $1.35 per share issued to Cornell Capital Partners, LP

10.44	Form of Warrant No. USHP-2-7 to purchase 125,000 shares of U.S. Helicopter	(7)
	common stock at $1.50 per share issued to Cornell Capital Partners, LP
10.45	Form of Warrant No. USHP-2-8 to purchase 125,000 shares of U.S. Helicopter	(7)
	common stock at $1.65 per share issued to Cornell Capital Partners, LP
10.46	Securities Purchase Agreement dated March 30, 2007 between U.S. Helicopter	(8)
	Corporation and Cornell Capital Partners, LP (exhibits and schedules omitted)
10.47	Form of 12% Secured Convertible Debenture in the principal amount of $1,100,000	(8)
10.48	Amended and Restated Security Agreement dated March 30, 2007 between U.S.	(8)
	Helicopter Corporation and Cornell Capital Partners, LP
10.49	Form of Warrant No. USHP-4-1 to purchase 31,429 shares of U.S. Helicopter	(8)
	common stock at $1.75 per share issued to Cornell Capital Partners, LP
10.50	Form of Warrant No. USHP-4-2 to purchase 40,741 shares of U.S. Helicopter	(8)
	common stock at $1.35 per share issued to Cornell Capital Partners, LP
10.51	Form of Warrant No. USHP-4-3 to purchase 35,484 shares of U.S. Helicopter	(8)
	common stock at $1.55 per share issued to Cornell Capital Partners, LP
10.52	Form of Warrant No. USHP-4-4 to purchase 47,827 shares of U.S. Helicopter	(8)
	common stock at $1.15 per share issued to Cornell Capital Partners, LP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of
	Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
	1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
	1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
+	Exhibit filed herewith in this Report.
(1)	Incorporated herein by reference to U.S. Helicopter’s Registration Statement on Form SB-2 dated April 22, 2005.
(2)	Incorporated herein by reference to U.S. Helicopter’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.
(3)	Incorporated herein by reference to U.S. Helicopter’s Amendment No. 4 to Registration Statement on Form SB-2 dated August 31, 2005.
(4)	Incorporated herein by reference to U.S. Helicopter’s Amendment No. 5 to Registration Statement on Form SB-2 dated September 2, 2005.
(5)	Incorporated herein by reference to U.S. Helicopter’s Amendment No. 1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 dated June 9, 2006.
(6)	Incorporated herein by reference to U.S. Helicopter’s Registration Statement on Form SB-2 dated May 12, 2006.

(7)	Incorporated herein by reference to U.S. Helicopter’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.
(8)	Incorporated herein by reference to U.S. Helicopter’s Report on Form 8-K dated April 4, 2007.
(b) Reports on Form 8-K. During the quarter ended December 31, 2006, the Company filed the following Reports on Form 8-K.
We filed a Form 8-K dated October 20, 2006 reporting on the amendment of two warrant agreements between the Company and Cornell Capital and the issuance by the Company of 2,500,000 shares pursuant to the exercise of such amended warrants.
We filed a Form 8-K dated December 4, 2006 announcing an agreement with Continental Airlines to provide service between the Downtown Manhattan Heliport and Continental Airlines’ terminals at Newark Liberty Airport.
We filed a Form 8-K dated December 21, 2006 announcing the appointment of Stephen T. Wills to the Board of Directors of the Company.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
The aggregate fees billed for each of fiscal 2006 and 2005 for professional services rendered by Moore Stephens PC as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for each of fiscal 2006 and 2005 was $50,000 and $35,272, respectively.
AUDIT-RELATED FEES
The aggregate fees billed in each of fiscal 2006 and 2005 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14(A) was $1,148 and $53,818, respectively. These fees were related to the filing of the Company’s registration statement.
TAX FEES
The aggregate fees billed in each of fiscal 2006 and 2005 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $350 and $655, respectively.
ALL OTHER FEES
The aggregate fees billed in each of fiscal 2006 and 2005 for products and services provided by our principal accountant (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14(A)) was $0 and $0, respectively.
We established an audit committee on December 21, 2006. Our audit committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent accountant. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. Our Board of Directors approved the engagement of Moore Stephens PC as our principal accountant for the audit of our financial statements for the year ended December 31, 2006.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
U.S. HELICOPTER CORPORATION
Date: April 17, 2007	By:	/s/ John G. Murphy
John G. Murphy, Chief Executive Officer and President (Principal Executive Officer)
By:	/s/ George J. Mehm, Jr.
George J. Mehm, Jr., Chief Financial Officer, Sr. Vice President and Treasurer (Principal Financial and Accounting Officer)
In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Dean C. Borgman	Chairman of the Board	April 17, 2007
/s/ John G. Murphy	Chief Executive Officer, President and Director	April 17, 2007
/s/ Col. Clinton L. Pagano, Sr. (Ret.)	Director	April 17, 2007
/s/ John Capozzi	Director	April 17, 2007
/s/ Christopher D. Brady	Director	April 17, 2007
/s/ George A. Fechter	Director	April 17, 2007
/s/ Edward J. Sherman	Director	April 17, 2007
/s/ Stephen T. Wills	Director	April 17, 2007

U.S. HELICOPTER CORPORATION
TABLE OF CONTENTS
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets	F-2
Statements of Operations	F-4
Statements of Stockholders' Equity (Deficit)	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
   U.S. Helicopter Corporation
We have audited the accompanying balance sheet of U.S. Helicopter Corporation as of December 31, 2006, and the related statements of operations, stockholders equity (deficit), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Helicopter Corporation as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
MOORE STEPHENS, P.C.
Certified Public Accountants.
New York, New York
April 11, 2007

U.S. HELICOPTER CORPORATION
BALANCE SHEET AS OF DECEMBER 31, 2006
Assets:
Current Assets:
  Cash                                                                 $   2,620,540
  Restricted Cash                                                            179,442
  Accounts Receivable                                                         40,594
  Inventory                                                                   31,416
  Prepaid Expenses                                                           202,697
  Other Current Assets                                                       343,169
                                                                       -------------
   Total Current Assets                                                    3,417,858
                                                                       -------------
Property and Equipment:
  Leasehold Improvements                                                   1,120,625
  Office Equipment                                                           105,937
  Less: Accumulated Depreciation                                            (250,535)
                                                                       -------------
  Property and Equipment - Net                                               976,027
                                                                       -------------
Other Assets:
  Deferred Financing Costs, Net of Accumulated Amortization
    of $180,682                                                            1,469,226
  Deferred Offering Costs                                                    220,806
  Deposits                                                                   833,039
                                                                       -------------
   Total Other Assets                                                      2,523,071
                                                                       -------------
   Total Assets                                                        $   6,916,956
                                                                       =============
The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
BALANCE SHEET AS OF DECEMBER 31, 2006
Liabilities and Stockholders' [Deficit]:
Current Liabilities:
  Accounts Payable and Accrued Expenses                                $   1,995,071
  Current Maturities of Long-Term Debt, Net of Discount                      490,347
    of $4,158
  Deferred Salary and Taxes Payable                                            7,591
  Accrued Salary and Taxes Payable                                            69,530
  Air Traffic Liability                                                       94,031
                                                                       -------------
   Total Current Liabilities                                               2,656,570

Long-Term Debt - Net of Discount of $3,060,647                             5,589,353

Long-Term Derivative Liability                                               251,754

Deferred Charges                                                             499,100
                                                                       -------------
  Total Liabilities                                                        8,996,777
                                                                       -------------
Commitments and Contingencies                                                     --
                                                                       -------------
Stockholders' [Deficit]:
  Convertible Series A Preferred Stock, $0.001 Par Value; 1,500,000
    Shares Authorized; 47,000 Shares Issued and Outstanding                       47

  Common Stock, $0.001 Par Value; 95,000,000 Shares Authorized;
    35,449,931 Issued and Outstanding                                         35,450

  Additional Paid In Capital                                              11,531,008

  Deferred Equity Compensation                                              (912,449)

  Accumulated Deficit                                                    (12,733,877)
                                                                       -------------
  Total Stockholders' [Deficit]                                           (2,079,821)
                                                                       -------------
  Total Liabilities and Stockholders' [Deficit]                        $   6,916,956
                                                                       =============
The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
STATEMENTS OF OPERATIONS

                                                           Years ended
                                                           December 31,
                                                           ------------
                                                       2006             2005
                                                       ----             ----
Revenues                                          $  1,417,215      $        --
                                                  ------------      -----------
Expenses:
  Payroll                                            2,886,533          826,003
  Payroll Taxes and Benefits                           277,953          112,509
  Crew Costs and Other                                 109,541               --
  Substitute Service/Interrupted Passenger              13,395               --
  Maintenance                                        1,273,208               --
  Fuel                                                 387,690               --
  Aircraft and Traffic Servicing                       275,991               --
  Other Taxes                                            9,900              800
  Professional Fees                                  1,837,556          476,154
  Insurance                                            669,613           53,494
  Office Expense                                       210,776           38,427
  Website and Website Design                            35,943           21,726
  Travel                                                64,463           37,687
  Rent                                                 369,645           20,689
  Lease Expense - equipment                          1,551,304           98,834
  Reservation Expense                                  189,524          124,450
  Advertising                                        1,946,148          133,000
  Licenses and Fees                                     11,197           10,998
  Depreciation and Amortization                        252,362            2,421
                                                  ------------      -----------
  Total Expenses                                    12,372,742        1,957,192
                                                  ------------      -----------
  Operating (Loss)                                 (10,955,527)      (1,957,192)
                                                  ------------      -----------
Other Income (Expense):
  Interest Income                                      118,579               --
  Interest Expense                                    (445,689)         (94,120)
  Amortization of Beneficial Conversion
    Feature of Long-Term Debt                               --         (380,000)
  Amortization of Deferred Financing Costs            (354,120)         (98,904)
  Change in Fair Value of Derivative                 2,765,581               --
  Amortization of Debt Discount                       (748,584)              --
                                                  ------------      -----------
  Net Other Income (Expense)                         1,336,167         (573,024)
                                                  ------------      -----------
  Net (Loss)                                      $ (9,619,760)     $(2,546,291)
                                                  ============      ===========
  Net (Loss) Per Common Share:
    Basic and Diluted                             $       (.30)     $      (.10)
                                                  ============      ===========
        Weighted Average Number of Shares           32,583,871       25,590,244
                                                  ============      ===========
The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]

                                                                               Additional    Deferred
                                        Preferred Stock       Common Stock      Paid-in       Equity     Accumulated
                                         Shares  Amount    Shares     Amount    Capital    Compensation    Deficit       Total
                                        ----------------------------------------------------------------------------------------
Balance at January 1, 2005              316,000    316   24,545,723   24,546      418,434           --      (567,826)   (124,530)

Intrinsic value of beneficial
  conversion feature of debenture -
  February 25, 2005                          --     --           --       --       75,000           --            --      75,000

Intrinsic value of beneficial
  conversion feature of debenture -
  August 24, 2005                            --     --           --       --       55,000           --            --      55,000
Issuance of common stock, $0.001 par
  value - November 1, 2005                   --     --    6,250,000    6,250    6,243,750           --            --   6,250,000
Offering costs associated with sale
   of common shares                          --     --           --       --     (625,000)          --            --    (625,000)
Net loss                                     --     --           --       --           --           --    (2,546,921) (2,546,291)
                                        ----------------------------------------------------------------------------------------
Balance at December 31, 2005            316,000    316   30,795,723   30,796    6,167,184           --    (3,114,117)  3,084,180

Conversion of Amir Elbaz's stock to
  convertible note - February 23, 2006       --     --     (494,505)    (495)    (494,010)          --            --    (494,505)
Conversion of Portfolio Lenders
  promissory note - March 26, 2006           --     --      500,000      500      249,500           --            --     250,000
Issuance of Restricted Stock                 --     --    1,000,000    1,000    1,449,000   (1,450,000)           --          --
Issuance of common stock to Newbridge
  Securities for services rendered           --     --        5,556        6        9,994           --            --      10,000
Issuance of common stock to IGAS
  Consulting for services rendered           --     --      200,000      200      289,800           --            --     290,000
Issuance of common stock to Three Wing
  Flying Service for services rendered       --     --       20,000       20       28,980           --            --      29,000
Conversion of preferred stock into
  common stock                          269,000    269      238,096      238           31           --            --          --
Issuance of warrants for payment of
  financing fees                             --     --           --       --      120,000           --            --     120,000
Issuance of warrants for payment
  of services                                --     --           --       --      299,918     (299,918)           --          --
Issuance of options for payment
  of services                                --     --           --       --      170,598           --            --     170,598
Amortization of deferred equity
  compensation                               --     --           --       --           --      837,469            --     837,469
Conversion of long term debt into
  common stock - August 15, 2006             --     --       50,126       50       49,950           --            --      50,000
Conversion of long term debt into
  common stock - August 30, 2006             --     --       50,347       50       49,950           --            --      50,000
Conversion of short term debt into
  common stock - September 11, 2006          --     --      584,588      585      116,328           --            --     116,913
Issuance of common shares                    --     --    2,500,000    2,500    1,747,500           --            --   1,750,000
Retirement of Warrants upon exercise         --     --           --       --      796,054           --            --     796,054
Issuance of warrants for payment
  of services                                --     --           --       --      480,230           --            --     480,230
Net Loss                                     --     --           --       --           --           --    (9,619,760) (9,619,760)
                                        ----------------------------------------------------------------------------------------
Balance at December 31, 2006             47,000     47   35,449,931   35,450   11,531,008     (912,449)  (12,733,877) (2,079,821)
                                        ========================================================================================
The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
STATEMENTS OF CASH FLOWS

                                                                                Years ended
                                                                                December 31,
                                                                                ------------
                                                                             2006          2005
                                                                             ----          ----
Operating Activities:
  Net (Loss)                                                             $(9,619,760)  $(2,546,291)
  Adjustments to Reconcile Net (Loss)
    to Net Cash (Used for) Operating Activities:
      Depreciation Expense                                                   252,362         2,421
      Amortization of Deferred Financing Costs                               354,120       144,274
      Accrued Interest on Convertible Debenture                                   --        35,424
      Amortization of Beneficial Conversion
          Feature of Long-Term Debt                                               --       380,000
      Recognition of Deferred Income                                        (100,900)           --
      Change in Fair Value of Derivative Liability                        (2,701,856)           --
      Amortization of Debt Discount                                          684,858            --
      Amortization of Deferred Equity Compensation                           837,468            --
      Fees paid to Directors - Noncash                                       170,599            --
      Fees paid - Termination of Marketing Agreement - Noncash               480,230
      Fees paid to Placement Agent - Noncash                                  10,000            --

  Changes in Assets and Liabilities:
    (Increase) Decrease in:
      Accounts Receivable                                                    (40,592)           --
      Prepaid Expenses and Other Current Assets                             (111,880)     (119,664)
      Restricted Cash                                                       (179,443)           --

    Increase (Decrease) in:
      Accounts Payable and Accrued Liabilities                             1,602,906       401,943
      Deposits                                                              (630,274)     (198,765)
      Deferred Charges                                                       600,000            --
                                                                         -----------   -----------
  Net Cash - Operating Activities                                         (8,392,160)   (1,900,658)
                                                                         -----------   -----------
Investing Activities:
  Acquisition of Property and Equipment                                   (1,105,771)     (117,407)
                                                                         -----------   -----------
Financing Activities:
  Proceeds From Long-Term Debt                                             8,750,000       520,000
  Proceeds From Short-Term Debt                                                   --       250,000
  Payment of Debt                                                         (1,507,834)           --
  Release of Restricted Cash                                                 250,000            --
  Proceeds from Sale of Common Stock                                       1,750,000     6,250,000
  Payment of Financing Costs                                              (1,583,092)   (1,044,071)
                                                                         -----------   -----------
  Net Cash - Financing Activities                                          7,659,074     5,975,929
                                                                         -----------   -----------
  Net (Decrease) Increase in Cash                                         (1,838,857)    3,957,864

Cash - Beginning of Years                                                  4,459,397       501,533
                                                                         -----------   -----------
  Cash - End of Years                                                    $ 2,620,540   $ 4,459,397
                                                                         ===========   ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
    Interest                                                             $     2,096   $       635
    Income Taxes                                                         $        --   $        --
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Since inception, the Company has entered into certain agreements whereby it issued convertible debentures and amended the existing debentures and commitments to purchase its common stock [See Note 10].
The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(1) Basis of Presentation
U.S. Helicopter Corporation ("U.S. Helicopter," the "Company," "we" or "us") began flight operations on March 27, 2006 between the Downtown Manhattan Heliport and John F. Kennedy International Airport ("Kennedy"). Prior to that date we were a development stage company that devoted most of our efforts to activities such as financial planning, capital raising, and the development of a business plan. The Company's core business will be providing regularly scheduled helicopter shuttle service between many of the nation's larger metropolitan airports and surrounding city-based heliports. U.S. Helicopter was incorporated in the State of Delaware on March 4, 2003. We have introduced, and intend to expand our service, which we call "Metro-hop Airport Shuttle Service" ("MASS"), in the New York City market. When fully implemented, our plan in the New York City-area market is to offer frequent service between Kennedy, Newark Liberty and LaGuardia airports and the New York metropolitan area heliports located at Wall Street, East 34th Street, and West 30th Street.
(2) Going Concern
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities. Since our inception, we have incurred losses, have an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business will likely require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.
Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market and other markets will require additional capital. As of December 31, 2006, we had $2,620,540 in cash. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with our current cash and expected revenues from operations. We have recently entered into a number of financing transactions (see Notes 10 and 11 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.
We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. During the next twelve months, we anticipate that we will need approximately $4.0 million of working capital (inclusive of capital expenditures), $12.0 million of lease financing, and $1.1 million to repay debt.
Such capital is expected to come from helicopter lease financing and the sale of equity or debt securities, which may include the sale of common stock under our existing $11 million SEDA. As of the date of this report, we are in discussions with financing sources for helicopter operating lease financing on one helicopter. We believe that if we complete this helicopter lease financing and raise the remaining approximately $13.1 million through $8 million of operating lease financing and $5.1 million of some combination of debt, equity or SEDA draws, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital improvements over the next 12 months. There can be no assurances, however, that we will be able to complete such financings on terms favorable to us or at all.
(3) Summary of Significant Accounting Policies
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
We maintain our cash and cash equivalents in accounts with a major financial institution in the United States in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of December 31, 2006 and December 31, 2005, we had approximately $2,820,370 and $4,505,000, respectively, in deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.
We generally do not require collateral related to our financial instruments.
Concentrations of credit risk with respect to trade accounts receivable are limited due to the fact that most customers pay for the flights in advance of the flights. The allowance for doubtful accounts as of December 31, 2006 was $0. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(3) Summary of Significant Accounting Policies (Continued)
Fair Value of Financial Instruments – Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," require the disclosure of fair values for all financial statements, both on- and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of December 31, 2006.
Cash Equivalents – We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. We had no cash equivalents at December 31, 2006.
Restricted Cash - We had restricted cash of $179,442 and $250,000 at December 31, 2006 and December 31, 2005. Our restricted cash at December 31, 2006 related to a cash deposit securing a letter of credit we were required to post.
Property and Equipment – We record our property and equipment at cost less accumulated depreciation. For financial reporting purposes, we use the straight-line method to compute depreciation based upon estimated useful lives of two to five years for flight equipment and one to seven years for other equipment. Leasehold improvements are amortized over the shorter of the related lease term or the estimated life of the improvements. Equipment under capital leases are amortized over the lease term and such amortization is included in the depreciation of property and equipment. Upon selling or otherwise disposing of property and equipment, we remove cost and accumulated depreciation from the accounts and reflect any resulting gain or loss in earnings. Depreciation and amortization totaled $253,362 and $2,421, for the twelve months ended December 31, 2006 and December 31, 2005, respectively.
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
Advertising Costs – We expense advertising costs as incurred.
Revenue Recognition – We recognize revenue when transportation has been provided, including scheduled passenger and charter services.
We had revenue for the year ended December 31, 2006 as follows:
Scheduled Passenger     $  417,415
Charter                    987,185
Miscellaneous               12,615
                        ----------
    Total               $1,417,215
                        ==========

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(3) Summary of Significant Accounting Policies (Continued)
Income Taxes – We account for income taxes under the provisions of Statement 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances will be established when necessary to reduce deferred tax assets to the amounts expected to be realized.
Recent Accounting Pronouncements – In December 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 00-19-2 ("FSP ETF 00-19-2") that addresses an issuer's accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". The guidance in EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities, No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This pronouncement further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Under FSP 00-19-2, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FSP EITF 00-19-2 is effective immediately for registration payment arrangements entered into after December 21, 2006 and for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for us as of December 31, 2007.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). FAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an “exit price” basis rather than an “entry price” basis. Additionally, the fair value should be market-based and not an entity-based measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are still evaluating the effects, if any, SFAS No. 157 may have on our financial position, results of operations or cash flows.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the de-recognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(3) Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued) - In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The effects of this standard are not anticipated to have a material impact on our financial position, results of operations or cash flows.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The effects of this standard are not anticipated to have a material impact on our financial position, results of operations or cash flows.
In October 2006 the FASB issued FSB No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1”. This FSP concluded that for instruments that were originally issued as employee compensation and then modified, and for which such modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. The FSP is to be applied in the first reporting period beginning after October 10, 2006. The effects of this standard are not anticipated to have a material impact on our financial position, results of operations or cash flows.
In October 2006 the FASB issued FSB No 123(R)-6, “Technical Corrections of FASB Statement No. 123(R)”. This FSP made four technical corrections to eliminate certain inconsistencies in FASB Statement No. 123(R), Share-Based Payment. This FSP should be applied in the first reporting period beginning after October 20, 2006. The effects of this standard are not anticipated to have a material impact on our financial position, results of operations or cash flows.
In December 2006 the FASB issued FSB No. AUG AIR-1, “Accounting for Major Maintenance Activities”. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in the FSP is applicable to entities in all industries and must be applied to the first fiscal year beginning after December 15, 2006.
In January 2007 the FASB issued Derivatives Implementation Group Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interested in Prepayable Financial Assets”. This Issue provides a narrow scope exception from paragraph 13(b) of Statement No. 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets. The guidance in this Issue is generally effective upon initial adoption of Statement No. 155. The effects of these standards are not anticipated to have a material impact on our financial position, results of operations or cash flows.
(4) Deposits
We had deposits of $833,039 at December 31, 2006. Deposits are principally related to our leasing of four helicopters and a deposit we placed with a manufacturer for the purchase of four new helicopters.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(5) Accounts Payable and Accrued Expenses
We had accounts payable and accrued expenses of $1,995,071 at December 31, 2006, broken down as follows:
Professional Fees                               $    226,334
Reservations Service                                  72,671
Advertising                                           48,483
Maintenance                                          481,453
Insurance                                            264,256
Interest                                             422,289
Deferred Financing Costs                             391,545
Other Accounts Payable and Accrued Expenses           88,040
                                                ------------
  Totals                                        $  1,995,071
  ------                                        ============
(6) Air Traffic Liability
We had air traffic liability of $94,031 at December 31, 2006. Air traffic liability refers to tickets we have sold where the passenger has not yet used the ticket to fly.
(7) Deferred Salary and Taxes Payable
Effective April 16, 2004, U.S. Helicopter entered into a five-year employment agreement with John G. Murphy. Mr. Murphy is employed as the President and Chief Executive Officer of U.S. Helicopter. Mr. Murphy's annual salary is $225,000. Payment of Mr. Murphy's salary commenced on August 9, 2004. Mr. Murphy deferred payment of 40% of his salary until 60 days after the effectiveness of the Registration Statement which was deemed effective by the Securities and Exchange Commission ("SEC") on September 2, 2005 [Note 11]. One-third of the deferred amount of Mr. Murphy's salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006.
Effective July 14, 2004, U.S. Helicopter entered into a three-year employment agreement with George J. Mehm, Jr. Mr. Mehm is employed as the Senior Vice President, Treasurer and Chief Financial Officer of U.S. Helicopter. Mr. Mehm's annual salary is $130,000. Payment of Mr. Mehm's salary commenced on August 9, 2004. Mr. Mehm deferred payment of 20% of his salary until 60 days after the effectiveness of the Registration Statement which was deemed effective by the SEC on September 2, 2005 [Note 11]. One-third of the deferred amount of Mr. Mehm's salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006.
Effective July 14, 2004, U.S. Helicopter entered into a two-year employment agreement with Donal McSullivan. Mr. McSullivan is employed as the Senior Vice President and Chief Marketing Officer of U.S. Helicopter. Mr. McSullivan's annual salary is $130,000. Payment of Mr. McSullivan's salary began on August 9, 2004. Mr. McSullivan deferred payment of 40% of his salary until 60 days after the effectiveness of the Registration Statement which was deemed effective by the SEC on September 2, 2005 [Note 11]. One-third of the deferred amount of Mr. McSullivan's salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(7) Deferred Salary and Taxes Payable (Continued)
Effective July 18, 2004, U.S. Helicopter entered into a five-year employment agreement with Gabriel Roberts. Mr. Roberts is employed as the Vice President of Finance and Administration of U.S. Helicopter. Mr. Roberts is currently being paid at the annual rate of $95,000. Payment of Mr. Roberts' salary commenced on August 9, 2004. Mr. Roberts deferred payment of 20% of his salary until 60 days after effectiveness of the Registration Statement which was deemed effective by the SEC on September 2, 2005 [Note 11]. One-third of the deferred amount of Mr. Roberts' salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006. Prior to the commencement of operations, Mr. Roberts was paid at the annual rate of $90,000.
Effective August 24, 2004, U.S. Helicopter entered into a two-year employment agreement with Terence O. Dennison. Mr. Dennison is employed as the Senior Vice President and Chief Operating Officer of U.S. Helicopter. Mr. Dennison is currently being paid at the annual rate of $130,000. Payment of Mr. Dennison's salary commenced on September 1, 2004. Mr. Dennison deferred payment of 20% of his salary until 60 days after effectiveness of the Registration Statement which was deemed effective by the SEC on September 2, 2005 [Note 11]. One-third of the deferred amount of Mr. Dennison's salary was paid to him in December 2005, an additional one-third was paid to him in March 2006 and the balance in April 2006. Prior to the commencement of operations, Mr. Dennison was paid at the annual rate of $90,000.
(8) Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes Accounting Principles Board's ("APB")'s APB 25. Among other items, SFAS 123R eliminated the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted SFAS 123R effective January 1, 2006. We currently utilize a standard option pricing model (the Black-Scholes-Merton Model) to measure the fair value of stock options granted to employees. Under the "modified prospective" method, which the Company has chosen to use, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.
SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We have not yet determined what effect, if any, this change will have on future periods.
On March 30, 2006 we issued a total of 1,000,000 shares of common stock to various directors, officers, employees and consultants of the Company in connection with our 2004 Stock Incentive Plan (“Restricted Stock Awards”) as Deferred Equity Compensation. The Restricted Stock Awards have a restriction on transferability and sale for a period of 18 months from and after the issuance date. We expensed $837,469 for these Restricted Stock Awards in 2006 and will expense $912,449 ratably over the first nine months of 2007.
In 2006, we issued an additional 226,000 shares of common stock and options to purchase an additional 576,000 shares of common stock to employees, officers and directors, which have various restrictions on transferability and sale for periods after the issuance date.
(9) Earnings (Loss) Per Share
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

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(10) Deferred Offering Costs and Deferred Financing Costs
We have incurred certain costs related to financing activities since inception. These costs consisted primarily of legal fees, placement agent fees, and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).
At December 31, 2006, we had net deferred financing costs of $1,469,226. These costs were related to the placement of the March 2006 Debenture [Note 10] the November 2006 Debenture [Note 11], and are being amortized over the lives of the debentures. The balances of the New Debenture and the August 2005 Debenture were converted on September 11, 2006 and all deferred financing costs related to that issuance were written off at that time. We recorded amortization expense related to deferred financing totaling $354,120 for the twelve month periods ended December 31, 2006
At December 31, 2006, we had net deferred offering costs of $220,806. These costs were primarily related to our Standby Equity Distribution Agreement [Note 12] and will be offset against the proceeds of the offering, when consummated.
(11) Convertible Debt
Long-Term Convertible Debt – On April 8, 2005, we entered into an Amended and Restated Secured Debenture (the "New Debenture"). The New Debenture was issued in the face amount of $1,335,424 in exchange for the previously issued debentures, which totaled $1,300,000, and accumulated interest through the date of the revision to the agreement. The New Debenture accrued interest at a rate of 5%. Up to 10% of the debenture's principal, plus interest, could be converted at a price equal to $0.20 per share and we registered shares equal to the amount of shares which could have been converted under this agreement, pursuant to a registration statement declared effective by the SEC on September 2, 2005. The New Debenture's balance was converted on September 11, 2006 into 509,980 shares.
On August 23, 2005, we issued a $220,000 5% interest convertible debenture to the same investor to whom we sold the $1,335,424 New Debenture described in exchange for $220,000 in cash (the "August 2005 Debenture"). The August 2005 Debenture accrued interest at a rate of 5%. Up to 10% of the debenture's principal, plus interest, was converted at a price equal to $0.20 per share and we registered shares equal to the amount of shares which could have been converted under this agreement, pursuant to a registration statement declared effective by the SEC on June 13, 2006. The August 2005 Debenture's balance was converted on September 11, 2006 into 74,608 shares.
In February 2006 we issued a convertible note (the "February 2006 Note") in the amount of $494,505 to an investor in exchange for 494,505 shares of our common stock held by the investor. This investor had previously acquired such shares in a private transaction with Cornell Capital Partners, LP ("Cornell Capital"). The February 2006 Note bears interest at 10% per annum is repayable on February 23, 2007 and may be extended to February 23, 2008. The February 2006 Note is convertible into shares of our common stock at the lesser of $1.00 per share or 100% of the fair market value of our common stock for the ten trading days prior to the conversion date, provided that the conversion price shall not be less than $0.50 per share. We registered shares equal to the amount of shares which may be converted under the February 2006 Note pursuant to a registration statement declared effective by the SEC on June 13, 2006. The investor has indicated they would like to extend the term of the note and we anticipate completing the documentation in the near future.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(11) Convertible Debt (Continued)
Long-Term Convertible Debt (Continued) – On March 30, 2006 we issued a $6,000,000 8% interest convertible debenture maturing March 31, 2009 (the "March 2006 Debenture") to the same investor we sold the New Debenture and the August 2005 Debenture described above. Proceeds from the March 2006 Debenture were used to repay a majority of the New Debenture and the August 2005 Debenture such that a combined $113,497 was still outstanding. This amount was converted on September 11, 2006 at a price of $0.20 per share, thereby terminating the New Debenture and the August 2005 Debenture. We registered shares equal to the amount of shares which may be converted under the March 2006 Debenture pursuant to a registration statement declared effective by the SEC on June 13, 2006. The March 2006 Debenture is convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The March 2006 Debenture has a three-year term and accrues interest at 8% per year payable in our common stock at the rate equal to the conversion price of the March 2006 Debenture in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009. In connection with this financing, we issued to Cornell Capital five year warrants with the following exercise prices: 1,250,000 at $1.00 per share, 1,250,000 at $1.15 per share, 1,250,000 at $1.30 and 1,250,000 at $1.45. We have separately filed a registration statement including these shares with the Securities and Exchange Commission.
On November 10, 2006, we entered into a Securities Purchase Agreement (the "November SPA") with Cornell Capital pursuant to which we issued a secured convertible debenture to Cornell Capital in the principal amount of $2,750,000 (the "November 2006 Debenture"). The November 2006 Debenture matures 36 months after issuance and accrues interest at 8% per year which is payable in shares of our common stock at the lower of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock ("Fair Market Value") for the 30-day period prior to the interest payment due date.
The November 2006 Debenture is convertible at Cornell Capital's option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the fair market value of our common stock for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the November 2006 Debenture. We are required to register the shares issuable upon conversion of the November 2006 Debenture and the warrants issued in connection therewith within 45 days of our receipt of a written request from Cornell Capital to register such shares. Cornell Capital's conversion right under the November 2006 Debenture is subject to certain limitations including that Cornell Capital may not convert the November 2006 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.99% of our then outstanding common stock. In addition, Cornell Capital agreed to not sell any shares that may be acquired under the November 2006 Debenture until May 10, 2007. Thereafter, Cornell Capital will limit its resales of our common stock acquired under the November 2006 Debenture to no more than $250,000 for a period of 30 days if our common stock falls below $1.45 per share for five consecutive trading days (the "Resale Limitation"). The Resale Limitation would not apply upon an event of default as defined in the November 2006 Debenture, if waived in writing by us, or to private resales by Cornell Capital. We are required pursuant to the November 2006 Debenture to reserve a total of 20% of the maximum number of shares that may be owned by persons who are not U.S. citizens as determined in accordance with U.S. Department of Transportation regulations for issuance pursuant to the November 2006 Debenture. Pursuant to the November SPA, we issued to Cornell Capital warrants to purchase a total of 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants).

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(11) Convertible Debt (Continued)
Long-Term Convertible Debt (Continued) – In addition, in the event we close on any debt or equity financing after the issuance date of the November 2006 Debenture, we will be required to use 50% of the net proceeds of such financings to prepay outstanding amounts outstanding under the November 2006 Debenture or any other debenture issued by us to Cornell Capital. If amounts to be prepaid by us do not total at least the equivalent of $70,000 per month beginning on April 1, 2007, we must prepay the difference to match such amount up to $2,000,000. No further prepayments will be required once we prepay a total of $2,000,000.
We agreed to grant a security interest to Cornell Capital covering substantially all of our assets to secure our obligations under the November 2006 Debenture and the March 2006 Debenture pursuant to an Amended and Restated Security Agreement. Pursuant to the November SPA, we also agreed to issue to Cornell Capital warrants (the "New Warrants") to purchase a total of 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants).
The above issued convertible notes and warrants (in addition to the Short-Term Convertible Debt described below) require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as either short-term or long-term liabilities (based on the underlying term of the notes) as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations.
In valuing the terms of the March 2006 Debenture and the November 2006 Debenture in accordance with SFAS No. 133, we elected to value the debenture using the Black Scholes-Merton model. The effect of this valuation was the creation of a long-term derivative liability of $3,724,718 for the March 2006 Debenture and $80,140 for the November 2006 Debenture, which were also recorded as discounts to each of the debentures. These discounts are being amortized over the respective 36 month lives of each debenture. The long-term derivative liability is periodically revalued using the Black-Scholes-Merton model. For the twelve month periods ended December 31, 2006, we recorded a change in fair value of derivative liability of $2,765,581 in the Statement of Operations.
Short-Term Convertible Debt – On October 26, 2005, we entered into a definitive convertible note purchase agreement ("Short-Term Convertible Debt") with Portfolio Lenders II, LLC, pursuant to which we issued $250,000 in principal amount of convertible notes, convertible by the holder into our common stock at the price of $0.50 per share. The Short-Term Convertible Debt had an interest rate of 15% per annum, 120 days of which was prepaid at the time of the closing. Additional consideration of $12,500 was paid at the time of closing. The Short-Term Convertible Debt is uncollateralized. We also issued Portfolio Lenders II, LLC a warrant to purchase up to 100,000 shares of our common stock as an inducement to enter into the transaction. The warrant is exercisable at a price of $0.50 per share for a period of five years from its date of issuance. The Short-Term Convertible Debt converted into 500,000 shares effective March 26, 2006.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(11) Convertible Debt (Continued)
Short-Term Convertible Debt (Continued) -
In February 2006 we issued the February 2006 Note in the amount of $494,505 to an investor in exchange for 494,505 shares of our common stock held by the investor. This investor had previously acquired such shares in a private transaction with Cornell Capital. The February 2006 Note bears interest at 10% per annum is repayable on February 23, 2007, and may be extended to February 23, 2008. The investor has indicated they would like to extend the term of the note and we anticipate completing the documentation in the near future. The February 2006 Note is convertible into shares of our common stock at the lesser of $1.00 per share or 100% of the fair market value of our common stock for the ten trading days prior to the conversion date, provided that the conversion price shall not be less than $0.50 per share. We registered shares equal to the estimated maximum amount of shares which may be converted under the February 2006 Note pursuant to a registration statement declared effective by the SEC on June 13, 2006.
Principal repayment for each of the five succeeding fiscal years and thereafter as of December 31, 2006 is as follows:
Year ending
December 31,
------------
   2007                                   $    490,347
   2008                                             --
   2009                                      8,650,000
   2010                                             --
   2011                                             --
   Thereafter                                       --
                                          ------------
   Total Annual Debt Repayments           $  9,140,347
                                          ============
(12) Securities Offerings
Exercise of Warrants by Cornell Capital - On October 20, 2006, the Company and Cornell Capital amended the terms of two warrant agreements (the "Warrants") relating to the issuance of 1,250,000 shares of the Company's common stock each. The Warrants contained exercise prices of $1.00 and $1.15, respectively. To induce Cornell Capital to make an additional investment in the Company via the cash exercise of the Warrants, the Company agreed to reduce the exercise price of each Warrant to $0.70 per share. We received proceeds of $1,750,000 from the exercise of these warrants on October 20, 2006.
On October 20, 2006, the Company issued a total of 2,500,000 shares of common stock in connection with a notice of exercise of the Warrants received from Cornell Capital on such date. In connection with this agreement, the Company issued additional warrants to purchase up to 500,000 shares of the Company's common stock with the following exercise prices: $1.20 per share (as to 125,000 warrants); $1.35 per share (as to 125,000 warrants); $1.50 per share (as to 125,000 warrants); and $1.65 per share (as to 125,000 warrants).
Private Placement - On October 27, 2004, we authorized for issuance up to 1,500,000 shares of our Series A Preferred Stock. We completed a private placement offering of our equity securities at the end of December 2004. The private placement offering was through the sale of equity units (“Units”), each Unit consisting of five shares of our Series A Preferred Stock and two warrants, each warrant exercisable to purchase one share of our common stock. The purchase price per Unit was $5.00. We issued a total of 63,200 of our Units. Holders received a total of 316,000 shares of our Series A Preferred Stock and 126,400 warrants to purchase our common stock, of which 63,200 warrants have an exercise price equal to 125% of the conversion price of the Series A Preferred Stock and the remaining 63,200 warrants have an exercise price equal to 150% of the conversion price of the Series A Preferred Stock.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(12) Securities Offerings (Continued)
Private Placement (Continued) - During 2006, holders of 53,800 Units converted their preferred shares into 269,000 of our common shares. At December 31, 2006, 9,400 Units representing 47,000 shares of preferred stock were outstanding. Our Series A Preferred Stock is the only class of preferred stock authorized for issuance by us as of December 31, 2006. The Series A Preferred Stock ranks prior to our common stock and is subordinate to and ranks junior to all of our indebtedness now or hereafter outstanding. Our Series A Preferred Stock is convertible into shares of our common stock at a price equal to 80% of the average closing price of our common stock on the OTC-BB for the 20 trading days immediately preceding the day upon which we receive a notice of conversion from a Series A Preferred Stockholder. In the event that our shares are not traded on the OTC-BB, the conversion price shall be equal to 80% of the average bid price of our common stock posted in the Pink Sheets for the 20 trading days immediately preceding the day upon which we receive a notice of conversion from a Series A Preferred Stockholder. In the event that our shares are not traded on the OTC-BB or on the Pink Sheets, the conversion price shall be equal to 80% of the fair market value of our common stock on the date upon which we receive a notice of conversion from the Series A Preferred Stockholder. Such fair market value shall be determined by an accounting firm selected by us which accounting firm is not then currently performing any accounting services for us.
Holders of our Series A Preferred Stock are entitled to receive, out of any funds legally available therefore, non-cumulative annual dividends at the rate of 6% at such times and as declared by our Board of Directors. In addition, Series A Preferred Stockholders have voting rights equivalent to common stockholders (i.e., one share of Series A Preferred Stock has the same voting rights as one share of common stock for voting purposes only).
Standby Equity Distribution Agreement – On August 4, 2004, we entered into a Standby Equity Distribution Agreement ("SEDA") with an investor. Under the original terms of the SEDA, we could, at our discretion, periodically issue and sell to the investor shares of common stock for a total purchase price of $10.0 million. These placements could occur, as elected by us, in increments not to exceed $250,000 every seven business days. There is no minimum placement under the SEDA. These placements of common stock will be at a 1% discount to the volume weighted average price of our common stock for the 5 days immediately following the notice date.
Under the terms of the SEDA, the investor will receive a fee equal to 5% of the gross proceeds received by us pursuant to the SEDA. The SEDA has a term of 2 years from the Effectiveness of the SEDA registration. We are required to register the SEDA shares under the Securities Act of 1933 prior to any sales of our common stock under the SEDA. Proceeds of the SEDA will be offset against deferred offering costs [Note 10] until those amounts are extinguished.
On April 8, 2005, we entered into an Amended and Restated Standby Equity Distribution Agreement (the "New SEDA"). The New SEDA increased the total amount of stock available for purchase from $10 million to $11 million and the maximum size of each advance was increased from $250,000 to $300,000. Under the New SEDA the maximum advances over each period of 30 days is $1,200,000.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(13) Commitments and Contingencies
Operating Leases – To establish our executive offices, we entered into a three year operating lease for real property, which expires on August 16, 2007 (as amended), at a rate of approximately $780 per month.
Effective February 1, 2006, we entered into an agreement to use an additional 1,590 square feet of space at the Downtown Manhattan Heliport ("DMH") as our passenger facility.  The term of the agreement expires August 16, 2007, which corresponds to the expiration of the Port Authority's agreement with the City of New York for the DMH.  The monthly rental for the space is $6,360.  In addition, we agreed to pay the Port Authority an additional fee of $8,333 per month, which may increase based on the gross receipts we earn from DMH departing flights. We do not anticipate any additional fee payments over the next 12 months.
On February 8, 2006, we entered into a one year lease agreement for office and hangar space for our operations base. Monthly rent will increase steadily through the term of the lease from approximately $6,300 at inception to approximately $16,000 after July 2006. We are accounting for this rent expense as paid, since the difference in accounting on a straight-line basis is immaterial. We also agreed to issue 20,000 shares of our common stock to the lessor. We are in discussions with the lessor of this facility for a new agreement. While there can be no assurances, we do expect that a new agreement will be signed in the near future.
Total rental expense was $369,645 and $20,689for the twelve months ended December 31, 2006 and December 31, 2005, respectively.
On February 27, 2006, we entered into a three year lease agreement for office space in Cranford, New Jersey. Monthly rent for these facilities is $4,732 for the first year of the lease, $4,844.67 for the second year of the lease and $4,957.33 for the third year of the lease.
We entered into a three year operating lease for a helicopter, which expires on October 31, 2008, at a monthly lease rate of $31,500 per month. There are no purchase or renewal options. Effective November 1, 2005, we secured a Technical Support Agreement to provide us with certain exchange components, spare parts, and technical support for the equipment for the length of the lease term.
In 2005 and 2006, we entered into separate five year operating leases for three Sikorsky S-76 helicopters with a different lessor. These leases expire five years after the commencement of the leases or redelivery to the lessor. Rent on two of the helicopters is payable at the monthly rate of $35,834 per month and at a monthly rate of $45,417 for the third helicopter. Each lease provides that the lessor will finance up to $200,000 per helicopter towards the costs of shipping and modification; the amortization of this amount is included in the lease payment. The net effect of this is Deferred Charges of $499,100, which amount will be amortized as a reduction in the rental expense over the life of each lease. There are no purchase or renewal options. In connection with these leases, we entered into a Technical Support Agreement ("Support Agreement") where we will pay a set rate per flight hour, subject to price escalation, to cover all of the helicopter's major maintenance costs.
Minimum future lease rent payments as of December 31, 2006 were:
Year ending
December 31,
------------
   2007                                         $  1,938,092
   2008                                            1,809,660
   2009                                            1,459,547
   2010                                            1,405,020
   2011                                              253,336
   Thereafter                                             --
                                                ------------
   Total Minimum Future Lease Payments          $  6,865,655
                                                ============

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(13) Commitments and Contingencies (Continued)
On or about July 29, 2006, Textron Innovations, Inc. (“Textron”) instituted a trademark cancellation proceeding against us before the U.S. Patent and Trademark Office, Trademark Trial and Appeal Board. In the cancellation proceeding, Textron seeks to cancel our trademark registration for the mark U.S. HELICOPTER®, Trademark Registration No. 3,072,323, as used by us for our scheduled airline services (the “Mark”). We registered the Mark on March 21, 2006 on the Supplemental Register of the U.S. Patent and Trademark Office. Textron contends in the Cancellation Proceeding that a subsidiary of Textron was named “U.S. Helicopter” and used that business entity name for “helicopter repair services” in Texas prior to the use of the Mark by us. On or about September 7, 2006, we filed an answer to the petition to cancel, generally denying the allegations of Textron, and seeking dismissal of the cancellation proceeding. We are vigorously defending this claim. The case is currently in a discovery phase.
(14) Related Party Transactions
Donal McSullivan, Senior Vice President and Chief Marketing Officer, and John Capozzi, Marketing and Business Development Advisor and Director, have provided certain consulting services to the Company from its inception. In connection with the provision of such consulting services, they had an agreement with the Company (the "Marketing Services Agreement") to jointly receive 10% of the proceeds of any financings arranged with Cornell Capital and certain other investors. As of the date of this report, they have received $832,500 of the proceeds of the transactions with Cornell Capital and certain other investors plus warrants to purchase up to 600,000 shares of the Company's common stock. On January 17, 2007, we entered into a Settlement Agreement and Release with respect to the Marketing Services Agreement. In exchange for a full termination of the Marketing Services Agreement, we agreed to the following: (i) a payment of $50,000 to each of Mr. Capozzi and Mr. McSullivan upon the signing of the settlement agreement; (ii) a payment of $99,985 to each of Mr. Capozzi and Mr. McSullivan as of March 15, 2007; and (iii) the issuance of warrants to purchase 300,000 and 200,000 shares to Mr. Capozzi and Mr. McSullivan, respectively, with an exercise price of $0.05 per share and a term of five years.
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
(15) Income Taxes
We have approximately $4,340,000 of unamortized capitalized pre-operating costs that have not been deducted for tax purposes at December 31, 2006. These deductions are being applied against future taxable income in the sixty month period following the commencement of operations.
These future deductions were recorded by us as deferred tax assets totaling approximately $1,736,000 at December 31, 2006. As the effective utilization of this deferred tax asset is dependant on future taxable profits, a valuation allowance of approximately $1,736,000 was recorded at December 31, 2006, leaving a net deferred tax asset of $-0- for all periods presented. The valuation allowance decreased by $306,000 in 2006.
We have approximately $8,394,000 of net operating losses (“NOLS”) that have not been used for tax purposes as of December 31, 2006. These NOLS expire twenty years following the year in which the loss occurred. Our NOLS begin expiring in 2023.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(16) Employee Stock Options
On July 23, 2004, we issued an option to acquire 231,000 shares of our common stock for $0.50 per share. On October 27, 2004, we issued options to acquire 581,000 shares of our common stock for $0.50 per share. On May 25, 2005, we issued an option to acquire 70,000 shares of our common stock for $0.50 per share. On April 3, 2006 we issued options to acquire 150,000 shares of our common stock for $0.50 per share. On October 26, 2006 we issued options for 351,000 shares. On December 21, 2006 we issued options for 75,000 shares.
We recorded $170,599 in recognition of the cost of the options issued in 2006.
We determined that there was no difference between the fair value and the intrinsic value of the options issued in 2005.
The following is a summary of options outstanding:
                                         Weighted Average
                                         Number of Shares    Exercise Price
                                         ----------------    --------------
  Outstanding at December 31, 2004               812,000     $         0.50
  Granted                                         70,000               0.50
  Exercised                                           --                 --
  Forfeited                                           --                 --
                                          --------------     --------------
  Outstanding at December 31, 2005               882,000     $         0.50
                                          ==============     ==============
  Granted                                        576,000     $ 0.50 - $1.40
  Exercised                                           --                 --
  Forfeited                                      (70,000)              0.50
                                          --------------     --------------
  Outstanding at December 31, 2006             1,388,000     $ 0.50 - $1.40
                                          ==============     ==============

                                                At                 At
                                        December 31, 2006  December 31, 2005
                                        -----------------  -----------------
Options Exercisable                            1,225,500            882,000
                                          ==============     ==============

                                                     Years ended
                                                     December 31,
                                                     ------------
                                               2006               2005
                                               ----               ----
Weighted Average Fair Value of Options
  Granted During the Periods              $      170,599                 --
                                          ==============     ==============
As of December 31, 2006 the weighted average exercise price of all of our employee stock options is $0.768. The weighted average remaining contractual life is approximately 8.59 years.
As of December 31, 2006, the weighted average exercise price for our employee stock options which have vested is $0.684. The weighted average contractual life is approximately 8.43 years,

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(16) Employee Stock Options (Continued)
The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:
                                             Years ended
                                             December 31,
                                             ------------
                                         2006          2005
                                         ----          ----
Dividend Yield                              --%          --%
Risk-Free Interest Rate                   4.75%        4.75%
Expected Life                          10 years          N/A
Expected Volatility                         N/A          N/A
(17) Subsequent Events
On March 10, 2007, the Board of Directors approved the issuance of a restricted stock grant in the amount of 75,000 shares to Former Senator John Breaux (“Breaux”) and options to purchase up to 300,000 shares of common stock to each of Breaux and IGAS Enterprises, Inc. (“IGAS”). The restricted stock grant is subject to forfeiture in the event that Sen. Breaux is not providing services to the Company as of March 10, 2008. The stock options awarded to IGAS and Breaux contain an exercise price of $1.05 per share and vest as follows: 100,000 options vest upon issuance, 100,000 options vest on December 31, 2007 and 100,000 options vest on December 31, 2008. The issuance of the compensation to each of Breaux and IGAS was in consideration of certain services rendered to the Company with respect to the Company’s efforts to expand flight operations.
On March 30, 2007, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $1,100,000. The debentures are convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The debentures are repayable as of June 30, 2007; however, if we are not successful in completing a financing of at least $1.1 million at such time and no event of default occurs under the debentures, the maturity date will be extended until September 30, 2007. The debentures accrue interest at 12% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. In the event that the maturity date for the debentures is extended, the interest rate under the debentures will increase by two percent per month through and until September 30, 2007. We plan to use the proceeds received in this financing for working capital.
Pursuant to the Securities Purchase Agreement, we issued warrants to Cornell Capital to purchase a total of 155,481 shares of our common stock with the following exercise prices: $1.15 per share (as to 47,827 warrants); $1.35 per share (as to 40,741 warrants); $1.55 per share (as to 35,484 warrants); and $1.75 per share (as to 31,429 warrants). The warrants are exercisable for a period of five years. We entered into an amended security agreement with Cornell Capital pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debentures issued by us to Cornell Capital.
On April 2, 2007 we signed an Offer Letter with Electronic Data Systems Corporation (“EDS”) for the purchase of a Sikorsky S-76B helicopter. We paid a refundable deposit (under certain circumstances) to EDS on April 9, 2007 pursuant to an Escrow Agreement dated April 9, 2007 We are in discussions with financing sources to provide operating lease financing for the purchase and lease the helicopter to us. There can be no guarantee of the discussions with financing sources will be successful.