Form 10QSB
period 2007-03-31
U.S. Helicopter CORP
filed 2007-05-21
CIK 1309140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2007, 35,579,931 shares of common stock.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☑

U.S. HELICOPTER CORPORATION
FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2007

INDEX

		PAGE
PART 1—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheet (Unaudited)	1
	Statements of Operations (Unaudited)	3
	Statements of Stockholders Equity (Unaudited)	4
	Statements of Cash Flows (Unaudited)	5
	Notes to Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	21
ITEM 3.	CONTROLS AND PROCEDURES	39
PART II—OTHER INFORMATION
ITEM 5.	OTHER INFORMATION	39
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	39

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

U.S. HELICOPTER CORPORATION

BALANCE SHEET AS OF MARCH 31, 2007
Assets:
Current Assets:
Cash	$1,012,206
Restricted Cash	180,539
Accounts Receivable	73,484
Inventory	41,993
Prepaid Expenses	233,801
Other Current Assets	341,558
Total Current Assets	1,883,581
Property and Equipment:
Leasehold Improvements	1,230,002
Office Equipment	150,376
Less: Accumulated Depreciation	(360,762)
Property and Equipment – Net	1,019,616
Other Assets:
Deferred Financing Costs, Net of Accumulated Amortization
of $281,674	1,427,234
Deferred Offering Costs	220,806
Deposits	893,506
Total Other Assets	2,541,546
Total Assets	$5,444,743

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
BALANCE SHEET AS OF MARCH 31, 2007

Liabilities and Stockholders’ [Deficit]:
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,620,526
Note Payable	1,100,000
Current Maturities of Long-Term Debt	494,505
Deferred Salary and Taxes Payable	10,121
Accrued Salary and Taxes Payable	148,521
Air Traffic Liability	119,981
4,493,654
Total Current Liabilities
Long-Term Debt - Net of Discount of $2,841,401	5,808,599
Long-Term Derivative Liability	233,276
Deferred Charges	468,930
Total Liabilities	11,004,459
Commitments and Contingencies	—
Stockholders’ [Deficit]:
Convertible Series A Preferred Stock, $0.001 Par Value; 1,500,000
Shares Authorized; 47,000 Shares Issued and Outstanding	47
Common Stock, $0.001 Par Value; 95,000,000 Shares Authorized;
35,524,931 Issued and Outstanding	35,525
Additional Paid In Capital	11,631,301
Deferred Equity Compensation	(633,293)
Accumulated Deficit	(16,593,296)
Total Stockholders’ [Deficit]	(5,559,716)
Total Liabilities and Stockholders’ [Deficit]	$5,444,743

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
STATEMENTS OF OPERATIONS
	Three Months ended March 31,
	2007	2006
Revenues	$296,726	$13,876
Expenses:
Payroll	975,021	356,643
Payroll Taxes and Benefits	146,442	54,157
Crew Costs and Other	177,510	27,981
Substitute Service/Interrupted Passenger	867	—
Maintenance	342,999	75,579
Fuel	122,518	34,295
Aircraft and Traffic Servicing	153,195	10,758
Other Taxes	3,846	650
Professional Fees	383,357	227,464
Insurance	213,580	67,200
Office Expense	60,009	31,811
Website and Website Design	4,930	7,638
Travel	11,012	21,525
Rent	131,241	35,280
Lease Expense - equipment	474,773	240,361
Reservation Expense	61,061	45,739
Advertising	292,918	448,426
Licenses and Fees	5,465	5,185
Depreciation and Amortization	110,227	12,861
Total Expenses	3,670,971	1,703,553
Operating (Loss)	(3,374,245)	(1,689,677)
Other Income (Expense):
Interest Income	11,632	27,337
Interest Expense	(190,888)	(21,074)
Amortization of Deferred Financing Costs	(100,992)	(173,438)
Change in Fair Value of Derivative	23,927	(242,745)
Amortization of Debt Discount	(228,853)	(2,079)
Net Other Income (Expense)	(485,174)	(411,999)
Net (Loss)	$(3,859,419)	$(2,101,676)
Net (Loss) Per Common Share:
Basic and Diluted	$(.11)	$(.07)
Weighted Average Number of Shares	35,467,431	30,795,784

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY [DEFICIT]
					Additional	Deferred	Accumulated
	Preferred Stock		Common Stock		Paid-in	Equity	Deficit
	Shares	Amount	Shares	Amount	Capital	Compensation	Accumulated	Total

Balance at January 1, 2006	316,000	316	30,795,723	30,796	6,167,184	—	(3,114,117)	3,084,180
Conversion of Amir Elbaz’s stock to convertible note - February 23, 2006	—	—	(494,505)	(495)	(494,010)	—	—	(494,505)
Conversion of Portfolio Lenders promissory note - March 26, 2006	—	—	500,000	500	249,500	—	—	250,000
Net loss	—	—	—	—	—	—	(2,101,676)	(2,101,676)

Balance at March 31, 2006	316,000	316	30,801,218	30,801	5,922,674	—	(5,215,793)	737,998

Balance at January 1, 2007	47,000	47	35,449,931	35,450	11,531,008	(912,449)	(12,733,877)	(2,079,821)
Amortization of deferred equity compensation	—	—	—	—	—	279,156	—	279,156
Issuance of common stock to IGAS for services	—	—	75,000	75	52,425	—	—	52,500
Issuance of options for payment of services	—	—	—	—	23,934	—	—	23,934
Issuance of options for payment of services	—	—	—	—	23,934	—	—	23,934
Net Loss	—	—	—	—	—	—	(3,859,419)	(3,859,419)

Balance at March 31, 2007	47,000	47	35,524,931	35,525	11,631,301	(633,293)	(16,593,296)	(5,559,716)

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
STATEMENTS OF CASH FLOWS
	Quarters ended December 31,
	2007	2006
Operating Activities:
Net (Loss)	$(3,859,419)	$(2,101,676)
Adjustments to Reconcile Net (Loss)
to Net Cash (Used for) Operating Activities:
Depreciation Expense	110,227	12,861
Amortization of Deferred Financing Costs	100,992	173,438
Recognition of Deferred Income	(30,169)	(15,392)
Change in Fair Value of Derivative Liability	(18,478)	242,745
Amortization of Debt Discount	223,404	2,079
Amortization of Deferred Equity Compensation	279,156	—
Fees paid for Services – Noncash	100,368	—
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(32,890)	(19,739)
Prepaid Expenses and Other Current Assets	(40,068)	(289,391)
Restricted Cash	(1,097)	(53,022)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	732,922	639,226
Deposits	(60,467)	(471,668)
Deferred Charges	—	400,000
Net Cash - Operating Activities	(2,495,519)	(1,480,539)
Investing Activities:
Acquisition of Property and Equipment	(153,815)	(672,648)
Financing Activities:
Proceeds From Long-Term Debt	—	6,000,000
Proceeds From Short-Term Debt	1,100,000	—
Payment of Debt	—	(1,507,834)
Release of Restricted Cash	—	250,000
Payment of Financing Costs	(59,000)	(1,020,693)
Net Cash - Financing Activities	1,041,000	3,721,473
Net (Decrease) Increase in Cash	(1,608,334)	1,568,286
Cash - Beginning of Periods	2,620,540	4,459,397
Cash - End of Periods	$1,012,206	$6,027,683
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$2,630	$1,586
Income Taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Since inception, the Company has entered into certain agreements whereby it issued convertible debentures and amended the existing debentures and commitments to purchase its common stock [See Note 10].

The Accompanying Notes Are An Integral Part of These Financial Statements.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

U.S. Helicopter Corporation (“U.S. Helicopter,” the “Company,” “we” or “us”) began flight operations on March 27, 2006 between the Downtown Manhattan Heliport and John F. Kennedy International Airport (“Kennedy”). Prior to that date we were a development stage company that devoted most of our efforts to activities such as financial planning, capital raising, and the development of a business plan. The Company’s core business will be providing regularly scheduled helicopter shuttle service between many of the nation’s larger metropolitan airports and surrounding city-based heliports. U.S. Helicopter was incorporated in the State of Delaware on March 4, 2003. We have introduced, and intend to expand our service, which we call “Metro-hop Airport Shuttle Service” (“MASS”), in the New York City market. When fully implemented, our plan in the New York City-area market is to offer frequent service between Kennedy, Newark Liberty and LaGuardia airports and the New York metropolitan area heliports located at Wall Street, East 34th Street, and West 30th Street.

The accompanying unaudited consolidated financial statements of U.S. Helicopter have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market, and other markets will require additional capital. As of March 31, 2007, we had $1,012,206 in cash. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with our current cash and expected revenues from operations. We have recently entered into a number of financing transactions (see Notes 10 and 11 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.

We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. During the next twelve months, we anticipate that we will need approximately $4.0 million of working capital (inclusive of capital expenditures), $12.0 million of lease financing, and $1.6 million to repay debt.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(2) Going Concern (Continued)

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

We maintain our cash and cash equivalents in accounts with a major financial institution in the United States in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of March 31, 2007 we had approximately $152,650, in deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

We generally do not require collateral related to our financial instruments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the fact that most customers pay for the flights in advance of the flights. The allowance for doubtful accounts as of March 31, 2007 was $0. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

Fair Value of Financial Instruments – Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure about Fair Value of Financial Instruments,” require the disclosure of fair values for all financial statements, both on- and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of March 31, 2007.

Cash Equivalents – We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. We had no cash equivalents at March 31, 2007.

Restricted Cash - We had restricted cash of $180,539 at March 31, 2007. Our restricted cash at March 31, 2007 related to a cash deposit securing a letter of credit we were required to post.

Property and Equipment – We record our property and equipment at cost less accumulated depreciation. For financial reporting purposes, we use the straight-line method to compute depreciation based upon estimated useful lives of two to five years for flight equipment and one to seven years for other equipment. Leasehold improvements are amortized over the shorter of the related lease term or the estimated life of the improvements. Equipment under capital leases are amortized over the lease term and such amortization is included in the depreciation of property and

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(3) Summary of Significant Accounting Policies (Continued)

equipment. Upon selling or otherwise disposing of property and equipment, we remove cost and accumulated depreciation from the accounts and reflect any resulting gain or loss in earnings. Depreciation and amortization totaled $110,227 and $12,861 for the three months ended March 31 2007 and 2006, respectively.

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

Advertising Costs – We expense advertising costs as incurred.

Revenue Recognition – We recognize revenue when transportation has been provided, including scheduled passenger and charter services.

We had revenue for the three months ended March 31, 2007 and March 31, 2006 as follows:

	2006	2007
Scheduled Passenger	$179,964	13,876
Charter	111,873	—
Miscellaneous	4,889	—
Total	$296,726	13,876

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

Recent Accounting Pronouncements – In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 00-19-2 (“FSP ETF 00-19-2”) that addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities, No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This pronouncement further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Under FSP 00-19-2, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FSP EITF 00-19-2 is effective immediately for registration payment arrangements entered into after December 21, 2006 and for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Adoption of this standard on January 1, 2007, did not have a material effect on our financial position, operations, or cash flows.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(3) Summary of Significant Accounting Policies (Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for us as of December 31, 2007. We do not expect that the adoption of this standard will have a material effect on our financial position, operations, or cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the de-recognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect that the adoption of this standard will have a material effect on our financial position, operations, or cash flows.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The effects of this standard are not anticipated to have a material impact on our financial position, results of operations or cash flows.

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

(4) Deposits

We had deposits of $893,506 at March 31, 2007. Deposits are principally related to our leasing of four helicopters and a deposit we placed with a manufacturer for the purchase of four new helicopters.

(5) Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $2,606,538 at March 31, 2007, broken down as follows:

Professional Fees	$196,100
Reservations Services	102,751
Advertising/Marketing	175,551
Maintenance	592,337
Insurance	263,540
Interest	605,474
Deferred Financing Costs	199,970
Training	143,250
Other Accounts Payable and Accrued Expenses	341,552
Totals	$2,620,526

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(6) Air Traffic Liability

We had air traffic liability of $119,981 at March 31, 2007. Air traffic liability refers to tickets we have sold where the passenger has not yet used the ticket to fly.

(7) Officers Payroll

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

(8) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes Accounting Principles Board’s (“APB”)’s APB 25. Among other items, SFAS 123R eliminated the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted SFAS 123R effective January 1, 2006. We currently utilize a standard option pricing model (the Black-Scholes-Merton Model) to measure the fair value of stock options granted to employees. Under the “modified prospective” method, which the Company has chosen to use, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We have not yet determined what effect, if any, this change will have on future periods.

On March 30, 2006 we issued a total of 1,000,000 shares of common stock to various directors, officers, employees and consultants of the Company in connection with our 2004 Stock Incentive Plan (“Restricted Stock Awards”) as Deferred Equity Compensation. The Restricted Stock Awards have a restriction on transferability and sale for a period of 18 months from and after the issuance date. We expensed $241,667 for these Restricted Stock Awards in the first quarter of 2007 and will expense $483,333 ratably over the second and third quarters of 2007.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(8) Stock-Based Compensation (Continued)

In 2006, we issued an additional 226,000 shares of common stock and options to purchase an additional 576,000 shares of common stock to employees, officers and directors, which have various restrictions on transferability and sale for periods after the issuance date.

In the first quarter of 2007, we issued an additional 600,000 options to purchase shares of common stock to non-employees for services, which have various restrictions on transferability and sale for periods after the issuance date.

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

At March 31, 2007, we had net deferred financing costs of $1,427,234. These costs were related to the placement of the March 2006 Debenture [Note 11], the November 2006 Debenture, and the March 2007 Debenture [Note 11], and are being amortized over the lives of the debentures. The balances of the New Debenture and the August 2005 Debenture were converted on September 11, 2006 and all deferred financing costs related to that issuance were written off at that time. We recorded amortization expense related to deferred financing totaling $100,992 and $173,438 for the three month periods ended March 31, 2007 and March 31, 2006, respectively.

At March 31, 2007, we had net deferred offering costs of $220,806. These costs were primarily related to our Standby Equity Distribution Agreement [Note 12] and will be offset against the proceeds of the offering, when consummated.

(11) Convertible Debt

Long-Term Convertible Debt – In February 2006 we issued a convertible note (the “February 2006 Note”) in the amount of $494,505 to an investor in exchange for 494,505 shares of our common stock held by the investor. This investor had previously acquired such shares in a private transaction with Cornell Capital Partners, LP (“Cornell Capital”). The February 2006 Note bears interest at 10% per annum, is repayable on February 23, 2007, and may be extended to February 23, 2008. The February 2006 Note is convertible into shares of our common stock at the lesser of $1.00 per share or 100% of the fair market value of our common stock for the ten trading days prior to the conversion date, provided that the conversion price shall not be less than $0.50 per share. We registered shares equal to the amount of shares which may be converted under the February 2006 Note pursuant to an amended registration statement declared effective by the SEC on May 14, 2007. The investor has indicated they would like to extend the term of the note for one year and we anticipate completing the documentation in the near future.

On March 30, 2006 we issued a $6,000,000 8% interest convertible debenture maturing March 31, 2009 (the “March 2006 Debenture”) to Cornell Capital. Proceeds from the March 2006 Debenture were used to repay prior loans from Cornell Capital such that a combined $113,497 was still outstanding. This amount was converted on September 11, 2006 at a price of $0.20 per share. We registered shares equal to the amount of shares which may be converted under the March 2006 Debenture pursuant to an amended registration statement declared effective by the SEC on May 14, 2007. The March 2006 Debenture is convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The March 2006 Debenture has a three-year term and accrues interest at 8% per year payable in our common stock at the rate equal to the conversion price of the March 2006 Debenture in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009. To date, we have issued a total of 100,473 shares to Cornell Capital pursuant to conversion notices of a total of $100,000 under the March 2006 Debenture. In connection with this financing, we issued to Cornell Capital five year warrants with the following exercise prices: 1,250,000 at $1.00 per share, 1,250,000 at $1.15 per share, 1,250,000 at $1.30 and 1,250,000 at $1.45. We have separately filed a registration statement including these shares with the Securities and Exchange Commission.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(11) Convertible Debt (Continued)

On November 10, 2006, we entered into a Securities Purchase Agreement (the “November SPA”) with Cornell Capital pursuant to which we issued a secured convertible debenture to Cornell Capital in the principal amount of $2,750,000 (the “November 2006 Debenture”). The November 2006 Debenture matures 36 months after issuance and accrues interest at 8% per year which is payable in shares of our common stock at the lower of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock (“Fair Market Value”) for the 30-day period prior to the interest payment due date.

The November 2006 Debenture is convertible at Cornell Capital’s option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the fair market value of our common stock for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the November 2006 Debenture. We are required to register the shares issuable upon conversion of the November 2006 Debenture and the warrants issued in connection therewith within 45 days of our receipt of a written request from Cornell Capital to register such shares. Cornell Capital’s conversion right under the November 2006 Debenture is subject to certain limitations including that Cornell Capital may not convert the November 2006 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.99% of our then outstanding common stock. Effective May 10, 2007, Cornell Capital agreed to limit its resales of our common stock acquired under the November 2006 Debenture to no more than $250,000 for a period of 30 days if our common stock falls below $1.45 per share for five consecutive trading days (the “Resale Limitation”). The Resale Limitation would not apply upon an event of default as defined in the November 2006 Debenture, if waived in writing by us, or to private resales by Cornell Capital. We are required pursuant to the November 2006 Debenture to reserve a total of 20% of the maximum number of shares that may be owned by persons who are not U.S. citizens as determined in accordance with U.S. Department of Transportation regulations for issuance pursuant to the November 2006 Debenture. Pursuant to the November SPA, we issued to Cornell Capital warrants to purchase a total of 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants). In addition, in the event we close on any debt or equity financing after the issuance date of the November 2006 Debenture, we will be required to use 50% of the net proceeds of such financings to prepay outstanding amounts outstanding under the November 2006 Debenture or any other debenture issued by us to Cornell Capital. If amounts to be prepaid by us do not total at least the equivalent of $70,000 per month beginning on April 1, 2007, we must prepay the difference to match such amount up to $2,000,000. No further prepayments will be required once we prepay a total of $2,000,000.

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

On March 30, 2007, we entered into a Securities Purchase Agreement (the “March 2007 SPA”) with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $1,100,000 (the March 2007 Debenture”). The March 2007 Debenture is convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The March 2007 Debenture is repayable as of June 30, 2007; however, if we are not successful in completing a financing of at least $1.1 million at such time and no event of default occurs under the debentures, the maturity date will be extended until September 30, 2007. The debentures accrue interest at 12% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. In the event that the maturity date for the March 2007 Debenture is extended, the interest rate under the debentures will increase by two percent per month through and until September 30, 2007. We plan to use the proceeds received in this financing for working capital.

Pursuant to the March 2007 SPA, we issued warrants to Cornell Capital to purchase a total of 155,481 shares of our common stock with the following exercise prices: $1.15 per share (as to 47,827 warrants); $1.35 per share (as to 40,741 warrants); $1.55 per share (as to 35,484 warrants); and $1.75 per share (as to 31,429 warrants). The warrants are exercisable for a period of five years. We entered into an amended security agreement with Cornell Capital pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debentures issued by us to Cornell Capital.

In valuing the terms of the March 2006 Debenture, the November 2006 Debenture and the March 2007 Debenture in accordance with SFAS No. 133, we elected to value the debenture using the Black Scholes-Merton model. The effect of this valuation was the creation of a long-term derivative liability of $3,724,718 for the March 2006 Debenture, $80,140 for the November 2006 Debenture and $5,449 for the March 2007 Debenture, which were also recorded as discounts to each of the debentures. These discounts are being amortized over the respective 36 month lives of the March 2006 Debenture and the November 2006 Debenture and the 6 month life of the March 2007 Debenture. The long-term derivative liability is periodically revalued using the Black-Scholes-Merton model. For the three month periods ended March 31, 2007 and 2006, we recorded changes in fair value of derivative liability of $23,927 and $(242,745), respectively, in the Statement of Operations.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(11) Convertible Debt (Continued)

Short-Term Convertible Debt – In February 2006 we issued the February 2006 Note in the amount of $494,505 to an investor in exchange for 494,505 shares of our common stock held by the investor. This investor had previously acquired such shares in a private transaction with Cornell Capital. The February 2006 Note bears interest at 10% per annum is repayable on February 23, 2007, and may be extended to February 23, 2008. The investor has indicated they would like to extend the term of the note for one year and we anticipate completing the documentation in the near future. The February 2006 Note is convertible into shares of our common stock at the lesser of $1.00 per share or 100% of the fair market value of our common stock for the ten trading days prior to the conversion date, provided that the conversion price shall not be less than $0.50 per share. We registered shares equal to the estimated maximum amount of shares which may be converted under the February 2006 Note pursuant to a registration statement declared effective by the SEC on June 13, 2006.

On March 30, 2007, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $1,100,000 (see above).

Principal repayment for each of the five succeeding fiscal years and thereafter as of March 31, 2007 is as follows:

Year ending
2007	$1,594,505
2008	—
2009	8,650,000
2010	—
2011	—
Thereafter	—
Total Annual Debt Repayments	$10,244,505

(12) Securities Offerings

Exercise of Warrants by Cornell Capital - On October 20, 2006, the Company and Cornell Capital amended the terms of two warrant agreements (the “Warrants”) relating to the issuance of 1,250,000 shares of the Company’s common stock each. The Warrants contained exercise prices of $1.00 and $1.15, respectively. To induce Cornell Capital to make an additional investment in the Company via the cash exercise of the Warrants, the Company agreed to reduce the exercise price of each Warrant to $0.70 per share. We received proceeds of $1,750,000 from the exercise of these warrants on October 20, 2006.

On October 20, 2006, the Company issued a total of 2,500,000 shares of common stock in connection with a notice of exercise of the Warrants received from Cornell Capital on such date. In connection with this agreement, the Company issued additional warrants to purchase up to 500,000 shares of the Company’s common stock with the following exercise prices: $1.20 per share (as to 125,000 warrants); $1.35 per share (as to 125,000 warrants); $1.50 per share (as to 125,000 warrants); and $1.65 per share (as to 125,000 warrants).

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

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(12) Securities Offerings (Continued)

During 2006, holders of 53,800 Units converted their preferred shares into 269,000 of our common shares. At March 31, 2007, 9,400 Units representing 47,000 shares of preferred stock were outstanding. Our Series A Preferred Stock is the only class of preferred stock authorized for issuance by us as of March 31, 2007. The Series A Preferred Stock ranks prior to our common stock and is subordinate to and ranks junior to all of our indebtedness now or hereafter outstanding. Our Series A Preferred Stock is convertible into shares of our common stock at a price equal to 80% of the average closing price of our common stock on the OTC-BB for the 20 trading days immediately preceding the day upon which we receive a notice of conversion from a Series A Preferred Stockholder. In the event that our shares are not traded on the OTC-BB, the conversion price shall be equal to 80% of the average bid price of our common stock posted in the Pink Sheets for the 20 trading days immediately preceding the day upon which we receive a notice of conversion from a Series A Preferred Stockholder.

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

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(13) Commitments and Contingencies (Continued)

On February 8, 2006, we entered into a one year lease agreement for office and hangar space for our operations base. Monthly rent is approximately $16,000. We are accounting for this rent expense as paid, since the difference in accounting on a straight-line basis is immaterial. We also agreed to issue 20,000 shares of our common stock to the lessor. We are in discussions with the lessor of this facility for a new agreement. While there can be no assurances, we do expect that a new agreement will be signed in the near future.

Total rental expense was $131,241 and $35,280 for the three months ended March 31, 2007 and 2006, respectively. On February 27, 2006, we entered into a three year lease agreement for office space in Cranford, New Jersey. Monthly rent for this facility is $4,732 for the first year of the lease, $4,845 for the second year of the lease and $4,957 for the third year of the lease.

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

Minimum future lease rent payments as of December 31, 2006 were:

Year ending
December 31,
2007	$1,938,092
2008	1,809,660
2009	1,459,547
2010	1,405,020
2011	253,336
Thereafter	—
Total Minimum Future Lease Payments	$6,865,655

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

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(14) Related Party Transactions

Donal McSullivan, Senior Vice President and Chief Marketing Officer, and John Capozzi, Marketing and Business Development Advisor and Director, have provided certain consulting services to the Company from its inception. In connection with the provision of such consulting services, they had an agreement with the Company (the “Marketing Services Agreement”) to jointly receive 10% of the proceeds of any financings arranged with Cornell Capital and certain other investors. As of the date of this report, they have received $832,500 of the proceeds of the transactions with Cornell Capital and certain other investors plus warrants to purchase up to 600,000 shares of the Company’s common stock. On January 17, 2007, we entered into a Settlement Agreement and Release with respect to the Marketing Services Agreement. In exchange for a full termination of the Marketing Services Agreement, we agreed to the following: (i) a payment of $50,000 to each of Mr. Capozzi and Mr. McSullivan upon the signing of the settlement agreement; (ii) a payment of $99,985 to each of Mr. Capozzi and Mr. McSullivan as of March 15, 2007; and (iii) the issuance of warrants to purchase 300,000 and 200,000 shares to Mr. Capozzi and Mr. McSullivan, respectively, with an exercise price of $0.05 per share and a term of five years.

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

(16) Stock Options Issued Under 2004 Stock Incentive Plan

On July 23, 2004, we issued an option to acquire 231,000 shares of our common stock for $0.50 per share. On October 27, 2004, we issued options to acquire 581,000 shares of our common stock for $0.50 per share. On May 25, 2005, we issued an option to acquire 70,000 shares of our common stock for $0.50 per share. On April 3, 2006 we issued options to acquire 150,000 shares of our common stock for $0.50 per share. On October 26, 2006 we issued options for 351,000 shares at $1.40 per share. On December 21, 2006 we issued options for 75,000 shares at $1.25 per share. On March 10, 2007 we issued options for 600,000 shares at $1.05 per share.

We recorded $47,868 and $-0- in the periods ending March 31, 2007 and 2006, respectively, in recognition of the cost of the options issued.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(16) Stock Options Issued Under 2004 Stock Incentive Plan (Continued)

The following is a summary of options outstanding:

	Weighted Average Number of Shares	Exercise Price
Outstanding at December 31, 2004	812,000	$0.50
Granted	70,000	0.50
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2005	882,000	$0.50
Granted	576,000	$0.50 - $1.40
Exercised	—	—
Forfeited	(70,000)	0.50
Outstanding at December 31, 2006	1,388,000	$0.50 - $1.40
Granted	600,000	$1.05
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2007	1,988,000	$0.50 - $1.40

	At March 31, 2007	At December 31, 2006
Options Exercisable	1,425,500	1,225,500

	Quarter Ended March 31, 2007	Year Ended December 31, 2006
Weighted Average Fair Value of Options
Granted During the Periods	$47,868	$170,559

As of March 31, 2007 the weighted average exercise price of all of our employee stock options is $0.853. The weighted average remaining contractual life is approximately 7.32 years.

As of March 31, 2007, the weighted average exercise price for our employee stock options which have vested is $0.736. The weighted average contractual life is approximately 7.73 years.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

	Years ended December 31,
	2006	2005
Dividend Yield	—%	—%
Risk-Free Interest Rate	4.75%	4.75%
Expected Life	10 years	N/A
Expected Volatility	N/A	N/A

(17) Subsequent Events

On May 14, 2007, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $500,000. The debentures are convertible at the option of

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(17) Subsequent Events (Continued)

Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The debentures are repayable as of July 14, 2007. The debentures accrue interest at 18% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. We plan to use the proceeds received in this financing for working capital.

Pursuant to the Securities Purchase Agreement, we issued warrants to Cornell Capital to purchase a total of 99,144 shares of our common stock with the following exercise prices: $1.00 per share (as to 31,250 warrants); $1.20 per share (as to 26,042 warrants); $1.40 per share (as to 22,321 warrants); and $1.60 per share (as to 19,531 warrants). The warrants are exercisable for a period of five years. We entered into an amended security agreement with Cornell Capital pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debentures issued by us to Cornell Capital.

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

Since inception, we have incurred substantial operating losses. As of March 31, 2007, we had an accumulated deficit of $(16,593,296). We did not receive any revenues from inception until the start of operations on March 27, 2006. Our operations have been financed primarily through the sale of secured convertible debentures, the cash exercise of outstanding warrants, the private placement of Common Stock, the private placement of convertible notes, and a sale of equity securities comprising 63,200 Units consisting of Series A Preferred Stock and common stock purchase warrants. The terms of these debt and equity financings are set forth below.

May 2007 Convertible Debenture Financing

On May 14, 2007, we entered into a Securities Purchase Agreement (the “May 2007 SPA”) with Cornell Capital pursuant to which we agreed to issue a secured convertible debenture to Cornell Capital in the principal amount of $500,000 (the “May 2007 Debenture”), which was funded on May 16, 2007. The May 2007 Debenture is repayable as of July 14, 2007. The May 2007 Debenture accrues interest at 18% per year payable in our common stock at the rate equal to the conversion price of the debenture in effect at the time of payment.

The May 2007 Debenture is convertible at Cornell Capital’s option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock (“Fair Market Value”) for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the May 2007 Debenture. Cornell Capital’s conversion right under the May 2007 Debenture is subject to certain limitations including that Cornell Capital may not convert the May 2007 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.99% of our then outstanding common stock. In addition, Cornell Capital has agreed to not sell any shares that may be acquired under the May 2007 Debenture until May 14, 2008; provided, however, that such limitation does not apply in the event that the closing bid price of our common stock is greater than $1.75 for five consecutive trading days, upon the occurrence of an event of default under the May 2007 Debenture, if waived by Cornell Capital or to private resales by Cornell Capital.

In addition, in the event we close on any debt or equity financing after the issuance date of the May 2007 Debenture, we are required to use 100% of the net proceeds of such financings to prepay outstanding amounts under the May 2007 Debenture until the May 2007 Debenture is repaid in full.

We have agreed to grant a security interest to Cornell Capital covering substantially all of our assets to secure our obligations under the May 2007 Debenture pursuant to an Amendment No. 1 to Amended and Restated Security Agreement. Pursuant to the May 2007 SPA, we also agreed to issue to Cornell Capital warrants to purchase a total of 99,144 shares of our common stock with the following exercise prices: $1.00 per share (as to 31,250 warrants); $1.20 per share (as to 26,042 warrants); $1.40 per share (as to 22,321 warrants); and $1.60 per share (as to 19,531 warrants). The warrants are exercisable for a period of five years.

In connection with the May 2007 SPA, we also agreed to register upon written request from Cornell Capital the shares that may be acquired under the May 2007 Debenture and the 99,144 shares that may be issued pursuant to the warrants.

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

The March 2007 Debenture is convertible at Cornell Capital’s option into shares of our common stock upon the same terms and conditions as the May 2007 Debenture. In addition, Cornell Capital has agreed to not sell any shares that may be acquired under the March 2007 Debenture until March 31, 2008; provided, however, that such limitation does not apply in the event that the closing bid price of our common stock is greater than $1.75 for five consecutive trading days, upon the occurrence of an event of default under the March 2007 Debenture, if waived by Cornell Capital or to private resales by Cornell Capital.

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

The November 2006 Debenture is convertible at Cornell Capital’s option into shares of our common stock upon the same terms and conditions as the May 2007 and March 2007 Debentures. Commencing May 10, 2007, Cornell Capital will limit its resales of our common stock acquired under the November 2006 Debenture to $250,000 worth for a period of 30 days if our common stock falls below $1.45 per share for five consecutive trading days (the “Resale Limitation”). The Resale Limitation would not apply upon an event of default as defined in the November 2006 Debenture, if waived in writing by us, or to private resales by Cornell Capital. We are required pursuant to the November 2006 Debenture to reserve a total of 20% of the maximum number of shares that may be owned by persons who are not U.S. citizens as determined in accordance with U.S. Department of Transportation regulations for issuance pursuant to the November 2006 Debenture.

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

March 2006 Convertible Debenture Financing

On March 31, 2006, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $6,000,000 (the “March 2006 Debenture”). The March 2006 Debenture is convertible at the option of Cornell Capital any time up to maturity upon the same terms as the May 2007, March 2007 and November 2006 Debentures. We are not permitted to issue such number of shares to Cornell Capital upon conversion that would result in Cornell Capital owning in excess of 4.99% of our outstanding common stock, which may only be waived by Cornell Capital either in its sole discretion with 60 days’ notice or without notice upon an event of default. The debentures have a three-year term and accrue interest at 8% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009. To date, we have issued a total of 100,473 shares to Cornell Capital pursuant to conversion notices of a total of $100,000 under the March 2006 Debenture.

We entered into an Amended and Restated Security Agreement with Cornell Capital in connection with the March 2006 Debenture pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debenture issued by us to Cornell Capital in August 2004.

We were required to register all shares issuable pursuant to the March 2006 Debenture pursuant to the terms of an Investor Registration Rights Agreement between Cornell Capital and us. We registered a total of 10,802,179 shares of common stock underlying the March 2006 Debenture pursuant to a registration statement declared effective by the SEC on May 14, 2007 (the “May 2007 Registration Statement”).

In connection with this financing, we issued to Cornell Capital five year warrants with the following exercise prices: 1,250,000 at $1.00 per share, 1,250,000 at $1.15 per share, 1,250,000 at $1.30 and 1,250,000 at $1.45. The warrants containing exercise prices of $1.15 and $1.00 were amended in October 2006 as described above. We registered the shares issuable upon conversion of the remaining 2,500,000 warrants (as well as the 2,500,000 shares issued upon exercise of the amended warrants, as described above) in the May 2007 Registration Statement.

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

We registered the resale of these shares, along with the 100,000 shares of common stock issuable upon exercise of the Portfolio Lenders Warrant in the May 2007 Registration Statement.

October 2005 Private Placements

On October 26, 2005, we entered into a Common Stock Purchase Agreement with International Financial Advisors, K.S.C. pursuant to which, on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million. We also issued to this investor on November 1, 2005 a warrant to purchase up to 750,000 shares of our common stock. The warrant is exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance. We registered these shares of common stock and the shares of common stock issuable upon exercise of the warrant in the May 2007 Registration Statement.

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

On October 26, 2005, we also entered into separate Common Stock Purchase Agreements with four individual investors pursuant to which we agreed to issue an aggregate of 250,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $250,000. We registered these shares of common stock in the May 2007 Registration Statement.

We paid commissions of $325,000 in cash and warrants to purchase up to 162,500 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance in connection with this financing. Of these commissions, a total of $162,500 in cash and warrants to purchase 162,500 shares were paid to broker dealers. We registered the shares of common stock issuable upon exercise of these warrants in the May 2007 Registration Statement.

On October 26, 2005, we entered into a Common Stock Purchase Agreement with Samama Global Corporation (“Samama”) pursuant to which on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million. We registered these shares of common stock in the May 2007 Registration Statement.

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

We paid commissions of $300,000 in cash and warrants to purchase up to 150,000 shares of our common stock exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance in connection with this financing. Of these commissions, a total of $150,000 in cash and the warrants to purchase 150,000 shares were paid to broker dealers. We registered the shares of common stock issuable upon exercise of these warrants in the May 2007 registration statement.

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

We registered a total of 7,344,830 shares of our common stock issuable upon conversion of the April 2005 Debenture in a registration statement declared effective by the SEC on September 2, 2005, which was later amended via post-effective amendments declared effective by the SEC on June 27, 2006 and May 14, 2007, respectively. We registering a total of 74,608 shares issued upon conversion of the August 2005 Debenture in the May 2007 Registration Statement.

2004 Private Placement

In addition, in November and December 2004, U.S. Helicopter issued a total of 63,200 of our Units to a limited number of accredited investors pursuant to a private placement offering during 2004 (the “2004 Private Placement”), in which we received $316,000 before payment of expenses associated with the offering. In connection with the 2004 Private Placement, 20 persons have received a total of 316,000 shares of our Series A Convertible Preferred Stock and 126,400 warrants to purchase our common stock, of which 63,200 warrants have an exercise price equal to 125% of the conversion price of the Series A Preferred Stock and the remaining 63,200 warrants have an exercise price equal to 150% of the conversion price of the Series A Preferred Stock. We registered the shares of common stock issued and issuable upon the conversion of the Series A Preferred Stock and the warrants issued in the 2004 Private Placement in the May 2007 Registration Statement.

RESULTS OF OPERATIONS

From inception on March 4, 2003 through March 27, 2006, the Company had no revenues from operations and did not generate any revenues from operations until March 27, 2006. For the three months ended March 31, 2007, total revenues were $296,726.

For the three months ended March 31, 2007, the Company has incurred professional fees totaling $383,357. These fees are comprised of legal fees for general matters, accounting and audit fees, other consulting fees, transfer agent fees and registered agent fees.

Since inception, the Company has incurred operating losses. As of March 31, 2007, our accumulated deficit was $(16,593,296).

LIQUIDITY AND FINANCIAL CONDITION

We have financed our operations since inception primarily through private placement financings with Cornell Capital, a private placement of a convertible note with Portfolio Lenders II, LLC, private placements of common stock conducted in October and November 2005 and the 2004 Private Placement. In August 2004, the Company closed on a $1.3 million convertible debenture financing with Cornell Capital, of which the Company has received gross proceeds of $1.3 million to date. In November and December of 2004, the Company closed on a private placement offering of 63,200 Units to a limited number of accredited investors, pursuant to which we received $316,000 before payment of expenses associated with the offering. U.S. Helicopter received net proceeds of $206,300 in the 2004 Private Placement, which was used for general working capital purposes and startup costs. The Company closed on an additional $220,000 convertible debenture financing with Cornell Capital in August, 2005. On October 26, 2005, the Company closed on a $250,000 convertible note offering with Portfolio Lenders II, LLC. In addition, in November, 2005, the Company closed on six common stock private placement transactions with six investors for a total of $6,250,000, pursuant to which the Company issued a total of 6,250,000 shares of its common stock. In March 2006, we closed on an additional $6.0 million convertible debenture financing with Cornell Capital. In October 2006, we received $1,750,000 in connection with the cash exercise of two amended warrant agreements issued to Cornell Capital. In November 2006, we closed on an additional $2.75 million convertible debenture financing with Cornell Capital. In March 2007, we closed on an additional $1.1 million convertible debenture financing with Cornell Capital. In May 2007, we closed on an additional $500,000 convertible debenture financing with Cornell Capital.

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

We acquired through lease, and put into service, four (4) helicopters during our first year of flight operations which commenced on March 27, 2006. On November 2, 2005, we took delivery of our first helicopter pursuant to a lease dated as of November 1, 2005. At the time of entering into the lease, we paid the lessor the first month’s rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month and continue during the term. The lease term is for three years with no renewals or purchase options.

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

In addition to the lease financing described above, it is currently anticipated that the Company would place an order by June 30, 2007 for delivery in late 2008 of four new aircraft at an average purchase price of $8.0 million, and an additional fourteen (14) aircraft after 2008. The current anticipated delivery schedule for the initial and additional aircraft for the balance of 2007 as follows:

•	November 2, 2005: Received one Sikorsky S-76B aircraft
•	December 1, 2005: Received one Sikorsky S-76B aircraft
•	February 14, 2006: Received one Sikorsky S-76B aircraft
•	May 15, 2006: Received one Sikorsky S-76B aircraft
•	May, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
•	June, 2007: Anticipated Delivery of one Sikorsky S-76B aircraft
•	November, 2007: Anticipated delivery of one Sikorsky S-76B aircraft

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

To date our financing has come from the sale of $10.77 million of convertible debentures, $1.75 million of warrant exercises, $0.3 million in private placement proceeds in the 2004 Private Placement, $0.25 million from the sale of a convertible note and $6.25 million in private placement proceeds from the sale of our common stock in 2005. We also have the ability to sell up to $11 million of our common stock to Cornell Capital pursuant to an Amended and Restated Standby Equity Distribution Agreement with Cornell Capital in April 2005 (the “SEDA”).

MANAGEMENT’S PLAN TO OVERCOME OPERATING AND LIQUIDITY MATTERS

Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market and other markets will require additional capital. As of March 31, 2007, we had $1,012,206 in cash. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with our current cash and expected revenues from operations. We have recently entered into a number of financing transactions (see Notes 11 and 12 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.

We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. During the next twelve months, we anticipate that we will need approximately $4.0 million of working capital (inclusive of capital expenditures), $12.0 million of lease financing, and $1.6 million to repay debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

FASB STAFF POSITION EITF 00-19-2: In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 00-19-2 (“FSP ETF 00-19-2”) that addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “ACCOUNTING FOR CONTINGENCIES”. The guidance in EITF 00-19-2 amends FASB Statements No. 133, “ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, and FASB Interpretation No. 45, GUARANTOR’S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, to include scope exceptions for registration payment arrangements. This pronouncement further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Under FSP 00-19-2, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, REASONABLE ESTIMATION OF THE AMOUNT OF A LOSS. FSP EITF 00-19-2 is effective immediately for registration payment arrangements entered into after December 21, 2006 and for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Adoption of this standard on January 1, 2007, did not have a material effect on our financial position, operations, or cash flows.

STAFF ACCOUNTING BULLETIN NO. 108, “CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS”: In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for us as of December 31, 2007. We do not expect that the adoption of this standard will have a material effect on our financial position, operations, or cash flows.

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

FASB INTERPRETATION NO. 48, “ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109”: In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the de-recognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect that the adoption of this standard will have a material effect on our financial position, operations, or cash flows.

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

SFAS NO. 155, “ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS – AN AMENDMENT TO FASB STATEMENTS NO. 133 AND 140”: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

DEFERRED OFFERING COSTS AND DEFERRED FINANCING COSTS. We incurred certain costs related to financing activities during the three-month periods ended March 31, 2007 and 2006. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).

Additional Information. With respect to our cash requirements and sources during the next 12 months, see Management’s Discussion and Analysis—Liquidity and Financial Condition. We will lease or purchase approximately three additional used, low-time helicopters roughly through and including fourth quarter 2007. During that time period, we expect that our most significant equipment-related and plant-related expenses will be a combination of helicopter lease and/or debt payments (approximately $2.63 million). With respect to changes in number of employees, we have 50 full time employees and 22 part-time employees as of March 31, 2007 and expect to have approximately 60 full-time and 30 part-time employees at the end of 2007.

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

The Company has 50 full-time employees and 22 part-time employees as of March 31, 2007. As of the end of fourth quarter 2007, the Company expects to have approximately 60 full time and 30 part-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

On March 31, 2006, we received net proceeds of $5,505,000 from an additional financing with Cornell Capital pursuant to the terms of a new Securities Purchase Agreement with Cornell Capital, whereby $6,000,000 of 8% secured convertible debentures were issued (the “March 2006 Debenture”). The March 2006 Debenture is convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The March 2006 Debenture has a three-year term and accrues interest at 8% per year payable in our common stock at the rate equal to the conversion price of the March 2006 Debenture in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009. To date, we have issued a total of 100,473 shares to Cornell Capital pursuant to conversion notices of a total of $100,000 under the March 2006 Debenture.

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

On May 14, 2007, we entered into the May 2007 SPA pursuant to which we agreed to issue the May 2007 Debenture, which was funded on May 16, 2007. In connection with this transaction, we issued to Cornell Capital warrants to purchase up to 99,144 shares of our common stock with the following exercise prices: $1.00 per share (as to 31,250 warrants); $1.20 per share (as to 26,042 warrants); $1.40 per share (as to 22,321 warrants); and $1.60 per share (as to 19,531 warrants).

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

IN ADDITION TO THE RISK FACTORS SET FORTH IN OUR REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006, INVESTORS SHOULD BE AWARE OF THE FOLLOWING RISKS:

RISKS RELATED TO OUR BUSINESS AND AVIATION INDUSTRY

We Have Limited Revenue from Operations and May Need to Raise Additional Capital To Finance Operations. Our Operations since Inception have not Generated a Profit.

We began operations on March 27, 2006 but had no revenue from operations prior to that date. We have relied on and will continue to rely on significant external financing to fund our operations. To date our financing has come from the sale of $10.77 million of convertible debentures, $6.25 million in private placement proceeds from the sale of our common stock, $0.3 million in private placement proceeds from the 2004 Private Placement and $11.0 million that will be available to us under a standby equity distribution agreement (the “SEDA funds”) upon the effectiveness of a related registration statement. We anticipate that we will not need to raise additional capital to finance operations through year-end 2006 but will need to raise additional capital to finance operations through 2007, assuming that our results of operations reasonably correspond to our business plan. We must also raise $12 million for the leasing of aircraft.

Our operations since inception in March 2003 have not generated a profit. We generated a net loss of ($17,865) during the period from inception in March 2003 to December 31, 2003, a net loss of ($549,961) during the twelve months ended December 31, 2004, a net loss of $(2,546,291) for the 12 months ended December 31, 2005, a net loss of $(9,619,760) for the 12 months ended December 31, 2006 and a net loss of $(3,859,419) for the three months ended March 31, 2007.

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

We have received our initial four aircraft between November 2005 and May 2006. Our estimated delivery of seven aircraft through December 2007 is as follows:

•	November 2, 2005: Received one Sikorsky S-76B aircraft
•	December 1, 2005: Received one Sikorsky S-76B aircraft
•	February 14, 2006: Received one Sikorsky S-76B aircraft
•	May 15, 2006: Received one Sikorsky S-76B aircraft
•	May, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
•	June, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
•	November, 2007: Anticipated delivery of one Sikorsky S-76B aircraft

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

RISKS RELATED TO CORNELL CAPITAL FINANCING

We are party to certain agreements with Cornell Capital relating to the issuance of approximately $10.77 million in convertible debentures and the sale of up to $11.0 million worth of our common stock pursuant to the SEDA (as defined below). Investors should be aware that there are certain risks and uncertainties associated with such agreements. In addition, while the Company entered into the SEDA in August, 2004, in light of the successful financings that the Company has closed in the past 12 months, it does not currently intend to file a registration statement to register the shares issuable under the SEDA. The decision in this regard is anticipated by the end of 2006. Investors should take this into account when considering the following risk factors.

Cornell Capital Could Acquire a Significant Amount of Our Common Stock and, if it Does So, Could Exercise Significant Influence Over Us.

As of March 31, 2007, Cornell Capital held 3,153,935 shares of common stock and, based upon the conversion rights under the March 2006, November 2006, March 2007 and May 2007 Convertible Debentures, could acquire up to approximately 24.87% of our common stock based on a conversion price of $1.45 per share, or an estimated 30.38% if the conversion price is assumed to be $1.00 per share. The acquisition of such interest would be dependent upon the occurrence of an event of default under the Convertible Debentures and a waiver of Cornell Capital’s restriction on owning more than 4.99% of our issued and outstanding common stock. If Cornell Capital acquired such 24.87%-30.38% of our common stock, it could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of Cornell Capital may differ from the interests of other stockholders.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the first quarter of fiscal 2007 or subsequent to the date of the evaluation by its management thereof.

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

U.S. HELICOPTER CORPORATION

Date: May 21, 2007	By:	/s/ John G. Murphy
John G. Murphy Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ George J. Mehm, Jr.
George J. Mehm, Jr. Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)