Form 10QSB/A
period 2007-03-31
U.S. Helicopter CORP
filed 2007-06-01
CIK 1309140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 1, 2007, 35,641,882 shares of common stock.

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

Advertising Costs – We expense advertising costs as incurred.

Revenue Recognition – We recognize revenue when transportation has been provided, including scheduled passenger and charter services.

We had revenue for the three months ended March 31, 2007 and March 31, 2006 as follows:

	2007	2006
Scheduled Passenger	$179,964	13,876
Charter	111,873	—
Miscellaneous	4,889	—
Total	$296,726	13,876

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

In addition to the lease financing described above, it is currently anticipated that the Company would place an order by June 30, 2007 for delivery in late 2008 of four new aircraft at an average purchase price of $8.0 million, and an additional fourteen (14) aircraft after 2008. The current anticipated delivery schedule for the initial and additional aircraft for the balance of 2007 as follows:

•	November 2, 2005: Received one Sikorsky S-76B aircraft
•	December 1, 2005: Received one Sikorsky S-76B aircraft
•	February 14, 2006: Received one Sikorsky S-76B aircraft
•	May 15, 2006: Received one Sikorsky S-76B aircraft
•	June, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
•	July, 2007: Anticipated Delivery of one Sikorsky S-76B aircraft
•	November, 2007: Anticipated delivery of one Sikorsky S-76B aircraft

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

We have received our initial four aircraft between November 2005 and May 2006. Our estimated delivery of seven aircraft through December 2007 is as follows:

•	November 2, 2005: Received one Sikorsky S-76B aircraft
•	December 1, 2005: Received one Sikorsky S-76B aircraft
•	February 14, 2006: Received one Sikorsky S-76B aircraft
•	May 15, 2006: Received one Sikorsky S-76B aircraft
•	June, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
•	July, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
•	November, 2007: Anticipated delivery of one Sikorsky S-76B aircraft

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

U.S. HELICOPTER CORPORATION

Date: June 1, 2007	By:	/s/ John G. Murphy
John G. Murphy Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ George J. Mehm, Jr.
George J. Mehm, Jr. Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)