Form 10QSB
period 2007-06-30
U.S. Helicopter CORP
filed 2007-08-20
CIK 1309140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-QSB

                             ----------------------

(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007


                                       OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM ________ TO ________


                        COMMISSION FILE NUMBER 001-32580

                             ----------------------
                           U.S. HELICOPTER CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                             ----------------------

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

                             ----------------------

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


================================================================================

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 6, 2007, 36,641,779 shares of common stock.


Transitional Small Business Disclosure Format (check one):   Yes |_|   No |X|

                           U.S. HELICOPTER CORPORATION
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 2007


                                      INDEX

                                                                            PAGE
                          PART 1--FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Balance Sheet (Unaudited)                                        1

            Statements of Operations (Unaudited)                             3

            Statements of Stockholders Equity (Unaudited)                    4

            Statements of Cash Flows (Unaudited)                             5

            Notes to Financial Statements (Unaudited)                        6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS       20

ITEM 3.     CONTROLS AND PROCEDURES                                          36

                           PART II--OTHER INFORMATION

ITEM 5.     OTHER INFORMATION                                                36

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 37

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


U.S. HELICOPTER CORPORATION
BALANCE SHEET AS OF JUNE 30, 2007
(UNAUDITED)

ASSETS:
CURRENT ASSETS:
  Cash                                                              $    60,643
  Restricted Cash                                                       181,655
  Accounts Receivable                                                   349,399
  Inventory                                                              43,183
  Prepaid Expenses                                                      157,954
  Other Current Assets                                                  225,448
                                                                    -----------

    TOTAL CURRENT ASSETS                                              1,018,282
                                                                    -----------

PROPERTY AND EQUIPMENT:
  Leasehold Improvements                                              1,230,002
  Office Equipment                                                      150,376
  Less: Accumulated Depreciation                                       (465,574)
                                                                    -----------

  PROPERTY AND EQUIPMENT - NET                                          914,804
                                                                    -----------

OTHER ASSETS:
  Deferred Financing Costs, Net of Accumulated Amortization
    of $441,667                                                       1,420,101
  Deferred Offering Costs                                               220,806
  Deposits                                                              918,507
                                                                    -----------

    TOTAL OTHER ASSETS                                                2,559,414
                                                                    -----------
                                                                    $ 4,492,500
    TOTAL ASSETS
                                                                    ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
BALANCE SHEET AS OF JUNE 30, 2007
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' [DEFICIT]:
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                               $  3,771,183
  Note Payable, net of discount of $139,638                              1,655,395
  Deferred Salary and Taxes Payable                                         12,651
  Accrued Salary and Taxes Payable                                         103,145
  Air Traffic Liability                                                    215,713
                                                                      ------------
  TOTAL CURRENT LIABILITIES                                              5,578,087


LONG-TERM DEBT - NET OF DISCOUNT OF $2,651,257                           6,038,743

LONG-TERM DERIVATIVE LIABILITY                                             216,477

DEFERRED CHARGES                                                           438,426
                                                                      ------------

  TOTAL LIABILITIES                                                     12,451,733
                                                                      ------------

COMMITMENTS AND CONTINGENCIES                                                 --
                                                                      ------------

STOCKHOLDERS' [DEFICIT]:
  Convertible Series A Preferred Stock, $0.001 Par Value; 1,500,000
    Shares Authorized; -0- Shares Issued and Outstanding                      --

  Common Stock, $0.001 Par Value; 95,000,000 Shares Authorized;
    36,641,779 Issued and Outstanding                                       36,642

  Additional Paid In Capital                                            12,400,607

  Deferred Equity Compensation                                            (354,136)

  Accumulated Deficit                                                  (20,042,346)
                                                                      ------------

  TOTAL STOCKHOLDERS' [DEFICIT]                                         (7,959,233)
                                                                      ------------
                                                                      $  4,492,500
  TOTAL LIABILITIES AND STOCKHOLDERS' [DEFICIT]
                                                                      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                    2 0 0 7          2 0 0 6        2 0 0 7         2 0 0 6
                                                    -------          -------        -------         -------


REVENUES                                         $    883,202    $    290,975    $  1,179,928    $    304,852
                                                 ------------    ------------    ------------    -------------

EXPENSES:
  Payroll                                           1,010,513         929,763       1,985,533       1,286,406
  Payroll Taxes and Benefits                          133,679          75,918         280,121         130,075
  Crew Costs and Other                                 42,533          25,042         220,043          53,023
  Substitute Service/Interrupted Passenger                468            --             1,335            --
  Maintenance                                         415,406         284,694         758,405         360,273
  Fuel                                                147,170         104,207         269,688         138,502
  Aircraft and Traffic Servicing                      241,102          57,929         394,298          68,687
  Other Taxes                                             438             194           4,284             844
  Professional Fees                                   594,150         570,459         977,507         797,923
  Insurance                                           189,537         174,623         403,117         241,823
  Office Expense                                       52,467          53,003         112,475          84,815
  Website and Website Design                            3,125          10,593           8,055          18,231
  Travel                                               11,893          11,032          22,905          32,556
  Rent                                                131,500          93,657         262,741         128,937
  Lease Expense - equipment                           478,215         354,657         952,988         595,018
  Reservation Expense                                  67,937          50,768         128,998          96,507
  Advertising                                          66,468         364,352         359,386         812,777
  Licenses and Fees                                       100           5,758           5,565          10,943
  Depreciation and Amortization                       104,812          66,208         215,039          79,069
                                                 ------------    ------------    ------------    -------------
  TOTAL EXPENSES                                    3,691,513       3,232,857       7,362,483        4,936,409
                                                 ------------    ------------    ------------    -------------
  OPERATING (LOSS)                                 (2,808,311)     (2,941,882)     (6,182,555)      (4,631,557)
                                                 ------------    ------------    ------------    -------------

OTHER INCOME (EXPENSE):
  Interest Income                                       2,382          45,037          14,013          72,374
  Interest Expense                                   (254,455)       (133,458)       (445,343)       (154,533)
  Amortization of Deferred Financing Costs           (159,993)        (54,750)       (260,985)       (228,188)
  Change in Fair Value of Derivative                   22,070         624,791          45,997         382,046
  Amortization of Debt Discount                      (250,743)       (229,205)       (479,596)       (231,284)
                                                 ------------    ------------    ------------    -------------
  NET OTHER INCOME (EXPENSE)                         (640,739)        252,415      (1,125,914)        (159,585)
                                                 ------------    ------------    ------------    -------------
   Deduct: Preferred Stock Dividend                      --              --              --              --
                                                 ------------    ------------    ------------    -------------
  NET (LOSS) APPLICABLE TO COMMON SHAREHOLDERS     (3,449,050)     (2,689,467)   $ (7,308,469)   $ (4,791,142)
                                                 ============    ============    ============    =============

  NET (LOSS) PER COMMON SHARE:

    BASIC AND DILUTED                            $       (.10)   $       (.08)   $       (.21)   $        (.15)
                                                 ============    ============    ============    =============

  WEIGHTED AVERAGE NUMBER OF SHARES                35,706,088      32,154,635      35,587,077      31,478,963
                                                 ============    ============    ============    =============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
(UNAUDITED)


                                       PREFERRED STOCK                  COMMON STOCK            ADDITIONAL
                                       ---------------                  ------------             PAID-IN
                                     SHARES        AMOUNT           SHARES         AMOUNT        CAPITAL
                                     ------        ------           ------         ------      -------------

Balance at January 1, 2006           316,000    $        316      30,795,723    $     30,796    $  6,167,184

Conversion of Amir Elbaz's
  stock to convertible note -
  February 23, 2006                     --              --          (494,505)           (495)       (494,010)
Conversion of Portfolio
  Lenders promissory note -
  March 26, 2006                        --              --           500,000             500         249,500
Issuance of
  Restricted Stock                 1,000,000           1,000       1,449,000      (1,450,000)           --
                                ------------    ------------    ------------    ------------    ------------
Issuance of common stock
  to Newbridge Securities
  for services rendered                 --              --             5,556               6           9,994
                                ------------    ------------    ------------    ------------    ------------
Issuance of common
  stock to IGAS for
  services rendered                     --              --           200,000             200         289,800
                                ------------    ------------    ------------    ------------    ------------
Issuance of shares to
  Three Wing Flying
  Services for services
  rendered                              --              --            20,000              20          28,980
                                ------------    ------------    ------------    ------------    ------------
Conversion of preferred
  stock into common stock           (269,000)           (269)        238,096             238              31
                                ------------    ------------    ------------    ------------    ------------
Issuance of warrants
  for payment of services               --              --              --              --           120,000
                                ------------    ------------    ------------    ------------    ------------
Issuance of warrants
  for payment of services               --              --              --              --           299,918
                                ------------    ------------    ------------    ------------    ------------
Issuance of options
  for payment of services               --              --              --              --           170,598
                                ------------    ------------    ------------    ------------    ------------
Amortization of
  deferred equity
  compensation                          --              --              --              --              --
                                ------------    ------------    ------------    ------------    ------------
Net loss                                --              --              --              --              --
                                ------------    ------------    ------------    ------------    ------------
Balance at June 30, 2006              47,000    $         47      32,264,870    $     32,265    $  8,290,996
                                ============    ============    ============    ============    ============

Balance at January 1, 2007            47,000              47      35,449,931          35,450      11,531,008
Issuance of common stock
  to IGAS for services                  --              --            75,000              75          52,425
Issuance of options for
  payment of services -
  Breaux                                --              --              --              --            23,934
Issuance of options
  for payment of
  services - IGAS                       --              --              --              --            23,934
Conversion of debt and
  accrued interest -
  A. Elbaz                              --              --           999,897           1,000         558,942
                                ------------    ------------    ------------    ------------    ------------
Conversion of preferred
  stock into common stock            (47,000)            (47)         61,951              62             (15)
                                ------------    ------------    ------------    ------------    ------------
Issuance of common stock
  upon exercise of warrants             --              --            55,000              55             445
                                ------------    ------------    ------------    ------------    ------------
Issuance of convertible debt
  with beneficial
  conversion feature                    --              --              --              --           209,934
                                ------------    ------------    ------------    ------------    ------------
Amortization of
  deferred equity
  compensation                          --              --              --              --              --
                                ------------    ------------    ------------    ------------    ------------
Net Loss                                --              --              --              --              --
                                ------------    ------------    ------------    ------------    ------------
                                        --              --        36,641,779          36,642      12,400,607
Balance at June 30, 2007






                                 DEFERRED
                                  EQUITY        ACCUMULATED
                               COMPENSATION      DEFICIT           TOTAL
                               ------------    ------------    ------------
Balance at January 1, 2006      $      --       $ (3,114,117)  $   3,084,180

Conversion of Amir Elbaz's
  stock to convertible note -
  February 23, 2006                     --              --          (494,505)
Conversion of Portfolio
  Lenders promissory note -
  March 26, 2006                        --              --           250,000
Issuance of
  Restricted Stock
                                ------------    ------------    ------------
Issuance of common stock
  to Newbridge Securities
  for services rendered                 --              --            10,000
                                ------------    ------------    ------------
Issuance of common
  stock to IGAS for
  services rendered                     --              --           290,000
                                ------------    ------------    ------------
Issuance of shares to
  Three Wing Flying
  Services for services
  rendered                              --              --            29,000
                                ------------    ------------    ------------
Conversion of preferred
  stock into common stock               --              --              --
                                ------------    ------------    ------------
Issuance of warrants
  for payment of services            120,000
                                ------------    ------------    ------------
Issuance of warrants
  for payment of services           (299,918)           --              --
                                ------------    ------------    ------------
Issuance of options
  for payment of services               --              --           170,598
                                ------------    ------------    ------------
Amortization of
  deferred equity
  compensation                       279,157            --           279,157
                                ------------    ------------    ------------
Net loss                                --        (4,791,142)     (4,791,142)
                                ------------    ------------    ------------
Balance at June 30, 2006        $ (1,470,761)   $ (7,905,259)   $ (1,052,712)
                                ============    ============    ============

Balance at January 1, 2007          (912,449)    (12,733,877)     (2,079,821)
Issuance of common stock
  to IGAS for services                  --              --            52,500
Issuance of options for
  payment of services -
  Breaux                                --              --            23,934
Issuance of options
  for payment of
  services - IGAS                       --              --            23,934
Conversion of debt and
  accrued interest -
  A. Elbaz                              --              --           559,942
                                ------------    ------------    ------------
Conversion of preferred
  stock into common stock               --              --              --
                                ------------    ------------    ------------
Issuance of common stock
  upon exercise of warrants             --              --               500
                                ------------    ------------    ------------
Issuance of convertible debt
  with beneficial
  conversion feature                    --              --           209,934
                                ------------    ------------    ------------
Amortization of
  deferred equity
  compensation                       558,313            --           558,313
                                ------------    ------------    ------------
Net Loss                                --        (7,308,469)     (7,308,469)
                                ------------    ------------    ------------
                                    (354,136)    (20,042,346)     (7,959,233)
Balance at June 30, 2007


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                           --------
                                                                   2 0 0 7         2 0 0 6
                                                                   -------         -------
OPERATING ACTIVITIES:
  Net (Loss)                                                    $(7,308,469)   $(4,791,142)
  Adjustments to Reconcile Net (Loss)
    to Net Cash (Used for) Operating Activities:
      Depreciation Expense                                          215,039         79,069
      Amortization of Deferred Financing Costs                      260,985        228,188
      Recognition of Deferred Income                                   --          (40,561)
      Change in Fair Value of Derivative Liability                  (45,997)      (382,046)
      Amortization of Debt Discount                                 545,034        231,284
      Amortization of Deferred Equity Compensation                  558,313        279,156
      Fees paid for Services - Noncash                              100,638        180,599
    Changes in Assets and Liabilities:
      (Increase) Decrease in:
        Accounts Receivable                                        (308,805)       (88,903)
        Inventory, Prepaid Expenses, and Other Current Assets       150,697       (116,345)
        Restricted Cash                                              (2,213)       (53,403)
      Increase (Decrease) in:
        Accounts Payable and Accrued Liabilities                  1,936,469        277,969
        Deposits                                                    (85,468)      (564,585)
        Deferred Charges                                            (60,674)       600,000
                                                                -----------    -----------
  NET CASH - OPERATING ACTIVITIES                                (4,044,721)    (4,160,720)
                                                                -----------    -----------

INVESTING ACTIVITIES:
  Acquisition of Property and Equipment                            (153,816)      (913,411)
                                                                -----------    -----------

FINANCING ACTIVITIES:
  Proceeds From Long-Term Debt                                    1,850,000       6,000,000
  Payment of Short-Term Debt                                           --        (1,507,834)
  Release of Restricted Cash                                           --          250,000
  Proceeds from Sale of Common Stock                                    500
  Payment of Financing Costs                                       (211,860)    (1,022,514)
                                                                -----------    -----------
  NET CASH - FINANCING ACTIVITIES                                 1,638,640      3,719,652
                                                                -----------    -----------

  NET (DECREASE) INCREASE IN CASH                                (2,559,897)    (1,354,479)
                                                                -----------

CASH - BEGINNING OF PERIODS                                       2,620,540      4,459,397
                                                                -----------    -----------

  CASH - END OF PERIODS                                         $    60,643    $ 3,104,918
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest                                                    $    26,456    $     2,096
    Income Taxes                                                $      --      $       --

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Since inception, the Company has entered into certain agreements whereby it issued convertible debentures and amended the existing debentures and commitments to purchase its common stock [See Note 11].

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           U.S. HELICOPTER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

U.S. Helicopter Corporation ("U.S. Helicopter," the "Company," "we" or "us") began flight operations on March 27, 2006 between the Downtown Manhattan Heliport ("DMH") and John F. Kennedy International Airport ("Kennedy"). Prior to that date we were a development stage company that devoted most of our efforts to activities such as financial planning, capital raising, and the development of a business plan. The Company's core business will be providing regularly scheduled helicopter shuttle service between many of the nation's larger metropolitan airports and surrounding city-based heliports. U.S. Helicopter was incorporated in the State of Delaware on March 4, 2003. We have introduced, and intend to expand our service, which we call "Metro-hop Airport Shuttle Service" ("MASS"), in the New York City market. When fully implemented, our plan in the New York City-area market is to offer frequent service between Kennedy, Newark Liberty and LaGuardia airports and the New York metropolitan area heliports located at Wall Street, East 34th Street, and West 30th Street.


The accompanying unaudited consolidated financial statements of U.S. Helicopter have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the six and three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.


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

Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market and other markets will require additional capital. As of June 30, 2007, we had $60,643 in cash. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with our current cash and expected revenues from operations. We have recently entered into a number of financing transactions (see Notes 10 and 11 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.

We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. During the next twelve months, we anticipate that we will need approximately $5.0 million of working capital (inclusive of capital expenditures), $12.0 million of lease financing, and $3.1 million to repay debt.

Such capital is expected to come from helicopter lease financing and the sale of equity or debt securities, which may include the sale of common stock under our existing $11 million Standby Equity Distribution Agreement ("SEDA") (Note 12). As of the date of this report, we are in discussions with financing sources for helicopter operating lease financing. We believe that if we are successful in raising approximately $20.1 million through $12 million of operating lease financing and $8.1 million of some combination of debt, equity or SEDA draws, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital improvements over the next 12 months. There can be no assurances, however, that we will be able to complete such financings on terms favorable to us or at all.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS - We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. We had no cash equivalents at June 30, 2007.

RESTRICTED CASH - We had restricted cash of $181,655 at June 30, 2007. Our restricted cash at June 30, 2007 related to a cash deposit securing a letter of credit we were required to post.

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

We maintain our cash and cash equivalents in accounts with major financial institutions in the United States in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of June 30, 2007, we had approximately $168,719, in deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

We generally do not require collateral related to our financial instruments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the fact that most customers pay for the flights in advance of the flights. The allowance for doubtful accounts as of June 30, 2007 was $0. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," require the disclosure of fair values for all financial statements, both on- and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of June 30, 2007.

PROPERTY AND EQUIPMENT - We record our property and equipment at cost less accumulated depreciation. For financial reporting purposes, we use the straight-line method to compute depreciation based upon estimated useful lives of two to five years for flight equipment and one to seven years for other equipment. Leasehold improvements are amortized over the shorter of the related lease term or the estimated life of the improvements. Equipment under capital leases are amortized over the lease term and such amortization is included in the depreciation of property and equipment. Upon selling or otherwise disposing of property and equipment, we remove cost and accumulated depreciation from the accounts and reflect any resulting gain or loss in earnings. Depreciation and amortization totaled $215,039 and $79,069 for the six months ended June 30, 2007 and 2006 and $104,812 and $66,208 for the three months ended March 31, 2007 and 2006, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS -We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made.

DEFERRED OFFERING COSTS - Amounts paid or accrued for costs associated with an anticipated public offering will be expensed and not recorded as a reduction of the net proceeds, if the offering is not consummated. Upon successful completion of such an offering, these expenses will be recorded as a reduction of the net proceeds.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS - We expense advertising costs as incurred.

REVENUE RECOGNITION - We recognize revenue when transportation has been provided, including scheduled passenger and charter services.

We had revenue for the six months and three months ended June 30, 2007 and 2006 as follows:

                                      SIX MONTHS              THREE MONTHS
                                        JUNE 30,                 JUNE 30,

                                 2 0 0 7      2 0 0 6      2 0 0 7      2 0 0 6
                                 -------      -------      -------      -------

Scheduled Passenger            $  759,858   $  143,471   $  579,894   $  129,894
Charter                           408,752      155,227      294,610      155,227
Miscellaneous                      11,318        6,154        8,618        5,854
                               ----------   ----------   ----------   ----------

Totals                         $1,179,928   $  304,852   $  883,202   $  290,975
                               ==========   ==========   ==========   ==========

INCOME TAXES - We account for income taxes under the provisions of Statement 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances will be established when necessary to reduce deferred tax assets to the amounts expected to be realized.

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 00-19-2 ("FSP EITF 00-19-2") that addresses an issuer's accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "ACCOUNTING FOR CONTINGENCIES". The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, and FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, to include scope exceptions for registration payment arrangements. This pronouncement further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Under FSP EITF 00-19-2, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, REASONABLE ESTIMATION OF THE AMOUNT OF A LOSS. FSP EITF 00-19-2 is effective immediately for registration payment arrangements entered into after December 21, 2006 and for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this standard will not have a material effect on our financial satements.


In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for us as of December 31, 2007. The adoption of this standard will not have a material effect on our financial satements.


In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an "exit price" basis rather than an "entry price" basis. Additionally, the fair value should be market-based and not an entity-based measurement. SFAS 157 is effective for fiscal years

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

beginning after November 15, 2007. We are still evaluating the effects, if any, SFAS No. 157 may have on our financial position, results of operations or cash flows. The adoption of this standard will not have a material effect on our financial satements.


In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the de-recognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this standard will not have a material effect on our financial satements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140" ("SFAS 155"). SFAS155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

In October 2006 the FASB issued FSB No. FAS 123(R)-5, "Amendment of FASB Staff Position FAS 123(R)-1". This FSP concluded that for instruments that were originally issued as employee compensation and then modified, and for which such modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. The FSP is to be applied in the first reporting period beginning after October 10, 2006. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

In October 2006 the FASB issued FSB No 123(R)-6, "Technical Corrections of FASB Statement No. 123(R)". This FSP made four technical corrections to eliminate certain inconsistencies in FASB Statement No. 123(R), Share-Based Payment. This FSP should be applied in the first reporting period beginning after October 20, 2006. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

In December 2006 the FASB issued FSB No. AUG AIR-1, "Accounting for Major Maintenance Activities". This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in the FSP is applicable to entities in all industries and must be applied to the first fiscal year beginning after December 15, 2006.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2007 the FASB issued Derivatives Implementation Group Statement 133 Implementation Issue No. B40, "Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interested in Prepayable Financial Assets". This Issue provides a narrow scope exception from paragraph 13(b) of Statement No. 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets. The guidance in this Issue is generally effective upon initial adoption of Statement No. 155. The effects of these standards are not anticipated to have a material impact on our financial position, results of operations or cash flows.

(4) DEPOSITS

We had deposits of $918,506 at June 30, 2007. Deposits are principally related to our leasing of four helicopters and a deposit we placed with a manufacturer for the purchase of four new helicopters.


(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

We had accounts payable and accrued expenses of $3,771,178 at June 30, 2007, broken down as follows:


Professional Fees                                             $  532,182
Reservations Service                                             121,383
Advertising                                                      179,395
Maintenance                                                      771,488
Insurance                                                        218,115
Interest                                                         768,036
Deferred Financing Costs                                         199,970
Crew Costs                                                       165,600
Lease Expense                                                    266,024
Other Accounts Payable and Accrued Expenses                      548,985
                                                              -------------
    TOTALS                                                    $  3,771,178
                                                              =============

(6) AIR TRAFFIC LIABILITY

We had air traffic liability of $215,713 at June 30, 2007. Air traffic liability refers to tickets we have sold where the passenger has not yet used the ticket to fly.

(7)OFFICERS PAYROLL

Effective April 16, 2004, U.S. Helicopter entered into a five-year employment agreement with John G. Murphy. Mr. Murphy is employed as the President and Chief Executive Officer of U.S. Helicopter. Mr. Murphy's annual salary is $225,000. Payment of Mr. Murphy's salary commenced on August 9, 2004. Mr. Murphy deferred two weeks salary during the second quarter of 2007 and an additional two weeks in the third quarter of 2007.

Effective July 14, 2004, U.S. Helicopter entered into a three-year employment agreement with George J. Mehm, Jr. Mr. Mehm is employed as the Senior Vice President, Treasurer and Chief Financial Officer of U.S. Helicopter. Mr. Mehm's annual salary is $130,000. Payment of Mr. Mehm's salary commenced on August 9, 2004. Mr. Mehm deferred two weeks salary during the second quarter of 2007 and an additional two weeks in the third quarter of 2007.

Effective July 14, 2004, U.S. Helicopter entered into a two-year employment agreement with Donal McSullivan. Mr. McSullivan is employed as the Senior Vice President and Chief Marketing Officer of U.S. Helicopter. Mr. McSullivan's annual salary is $130,000. Payment of Mr. McSullivan's salary began on August 9, 2004. Mr. McSullivan deferred two weeks salary during the second quarter of 2007 and an additional two weeks in the third quarter of 2007.

U.S. HELICOPTER
CORPORATION NOTES TO FINANCIAL STATEMENTS

(7)OFFICERS PAYROLL (CONTINUED)

Effective July 18, 2004, U.S. Helicopter entered into a five-year employment agreement with Gabriel Roberts. Mr. Roberts is employed as the Vice President of Finance and Administration of U.S. Helicopter. Mr. Roberts is currently being paid at the annual rate of $95,000. Payment of Mr. Roberts' salary commenced on August 9, 2004. Mr. Roberts deferred two weeks salary during the second quarter of 2007 and an additional two weeks in the third quarter of 2007.

Effective August 24, 2004, U.S. Helicopter entered into a two-year employment agreement with Terence O. Dennison. Mr. Dennison is employed as the Senior Vice President and Chief Operating Officer of U.S. Helicopter. Mr. Dennison is currently being paid at the annual rate of $130,000. Mr. Dennison deferred two weeks salary during the second quarter of 2007 and an additional two weeks in the third quarter of 2007.

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

On March 30, 2006 we issued a total of 1,000,000 shares of common stock to various directors, officers, employees and consultants of the Company in connection with our 2004 Stock Incentive Plan ("Restricted Stock Awards") as Deferred Equity Compensation. The Restricted Stock Awards have a restriction on transferability and sale for a period of 18 months from and after the issuance date. We expensed $483,333 for these Restricted Stock Awards in the first six months of 2007 and will expense $241,667 ratably over the third quarter of 2007.

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

At June 30, 2007, we had net deferred financing costs of $1,420,101. These costs were related to the placement of various debentures issued between March 2006 and June 2007 and are being amortized over the lives of the debentures. The balances of the New Debenture and the August 2005 Debenture were converted on September 11, 2006 and all deferred financing costs related to that issuance were written off at that time. We recorded amortization expense related to deferred financing totaling $260,985 and $228,188 for the six month periods ended June 30, 2007 and 2006, respectively and $159,993 and $54,750 for the three month periods ended June 30, 2007 and 2006, respectively.

At June 30, 2007, we had net deferred offering costs of $220,806. These costs were primarily related to our Standby Equity Distribution Agreement [Note 12] and will be offset against the proceeds of the offering, when consummated.

(11) CONVERTIBLE DEBT

LONG-TERM CONVERTIBLE DEBT -

On March 30, 2006 we issued a $6,000,000, 8% interest convertible debenture maturing March 31, 2009 (the "March 2006 Debenture") to Cornell Capital. Proceeds from the March 2006 Debenture were used to repay prior loans from Cornell Capital such that a combined $113,497 was still outstanding. This amount was converted on September 11, 2006 at a price of $0.20 per share. We registered shares equal to the amount of shares which may be converted under the March 2006 Debenture pursuant to an amended registration statement declared effective by the SEC on May 14, 2007. The March 2006 Debenture is convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The March 2006 Debenture has a three-year term and accrues interest at 8% per year payable in our common stock at the rate equal to the conversion price of the March 2006 Debenture in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009. To date, we have issued a total of 100,473 shares to Cornell Capital pursuant to conversion notices of a total of $100,000 under the March 2006 Debenture. In connection with this financing, we issued to Cornell Capital five year warrants with the following exercise prices: 1,250,000 at $1.00 per share, 1,250,000 at $1.15 per share, 1,250,000 at $1.30 and
1,250,000 at $1.45. We have separately filed a registration statement including these shares with the Securities and Exchange Commission.

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

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(11) CONVERTIBLE DEBT (CONTINUED)

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

On March 30, 2007, we entered into a Securities Purchase Agreement (the "March 2007 SPA") with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $1,100,000 (the March 2007 Debenture"). The March 2007 Debenture is convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The March 2007 Debenture is repayable as of June 30, 2007; however, if we are not successful in completing a financing of at least $1.1 million at such time and no event of default occurs under the debentures, the maturity date will be extended until September 30, 2007. The debentures accrue interest at 12% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. In the event that the maturity date for the March 2007 Debenture is extended, the interest rate under the debentures will increase by two percent per month through and until September 30, 2007. We plan to use the proceeds received in this financing for working capital.

Pursuant to the March 2007 SPA, we issued warrants to Cornell Capital to purchase a total of 155,481 shares of our common stock with the following exercise prices: $1.15 per share (as to 47,827 warrants); $1.35 per share (as to 40,741 warrants); $1.55 per share (as to 35,484 warrants); and $1.75 per share (as to

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(11) CONVERTIBLE DEBT (CONTINUED)

31,429 warrants). The warrants are exercisable for a period of five years. We entered into an amended security agreement with Cornell Capital pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debentures issued by us to Cornell Capital.

In valuing the terms of the March 2006 Debenture, the November 2006 Debenture and the March 2007 Debenture in accordance with SFAS No. 133, we elected to value the debenture using the Black Scholes-Merton model. The effect of this valuation was the creation of a long-term derivative liability of $3,724,718 for the March 2006 Debenture, $63,125 for the November 2006 Debenture, $5,449 for the March 2007 Debenture and $5,271 for the May 2007 Debenture, which were also recorded as discounts to each of the debentures. These discounts are being amortized over the respective 36 month lives of the March 2006 Debenture and the November 2006 Debenture, the 6 month life of the March 2007 Debenture and the two month life of the May 2007 Debenture. The long-term derivative liability is periodically revalued using the Black-Scholes-Merton model. For the six month periods ended June 30, 2007 and 2006 we recorded changes in fair value of derivative liability of $45,997, and $382,046, respectively, in the Statement of Operations. For the three month periods ended June 30, 2007 and 2006 we recorded changes in fair value of derivative liability of $22,070 and $624,791, respectively, in the Statement of Operations.

On May 14, 2007, we entered into a Securities Purchase Agreement with Cornell Capital (the "May 2007 SPA") pursuant to which we issued convertible debentures in the principal amount of $500,000 (the "May 2007 Debenture"). The May 2007 Debenture is convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The May 2007 Debenture is repayable as of July 14, 2007. The debentures accrue interest at 18% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. We plan to use the proceeds received in this financing for working capital.

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

SHORT-TERM CONVERTIBLE DEBT - In February 2006 we issued a convertible note (the "February 2006 Note") in the amount of $494,505 to an investor in exchange for 494,505 shares of our common stock held by the investor. This investor had previously acquired such shares in a private transaction with Cornell Capital. The February 2006 Note bore interest at 10% per annum was repayable on February 23, 2007. The February 2006 Note was convertible into shares of our common stock at the lesser of $1.00 per share or 100% of the fair market value of our common stock for the ten trading days prior to the conversion date, provided that the conversion price was not less than $0.50 per share. We registered shares equal to the amount of shares which may be converted under the February 2006 Note pursuant to an amended registration statement declared effective by the SEC on June 13, 2006. The February 2006 Note was converted on June 21, 2007 into 999,897 shares of our common stock.

On March 30, 2007, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $1,100,000 (see above).


On May 14, 2007, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $500,000 (see above).

On June 15 and June 20, 2007, respectively, we entered into Convertible Note Purchase Agreements with two investors (the "Investors"), pursuant to which we issued a total of $250,000 in principal amount of convertible notes (the "Notes"). In connection with these financings, we also issued to the Investors warrants (the "Warrants") to purchase an aggregate of 312,500 shares of our common stock as an

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(11) CONVERTIBLE DEBT (CONTINUED)

inducement to enter into the transactions. The Warrants contain an exercise price of $0.50 per share and are exercisable for a period of five years.

The Notes accrue interest at the rate of 15% per annum, of which 30 days worth of interest was paid in advance on the respective closing dates. We also paid origination fees totaling $12,500 to the Investors upon the closings of the Notes. The Notes, together with accrued and unpaid interest, are convertible at the option of the holders into shares of our common stock at a conversion price equal to $0.50 per share. The Notes, along with all accrued and unpaid interest, are repayable on the earlier of (a) the first closing of a private placement of our debt or equity securities, or (b) 120 days after the closing of the Notes. Repayment of the Notes is secured by certain of our assets and we are obligated to prepay the Notes out of certain revenues to be received by us. The proceeds of these financings were used for general working capital purposes.

Future principal repayment as of June 30, 2007 is as follows:

YEAR ENDING
DECEMBER 31,
    2007                                                  $       1,850,000
    2008                                                                  --
    2009                                                          8,650,000
    2010                                                                  --
    2011                                                                  --
    Thereafter                                                            --
                                                          ------------------
        TOTAL                                             $      10,500,000
                                                          ==================

(12) SECURITIES OFFERINGS

EXERCISE OF WARRANTS BY CORNELL CAPITAL - On October 20, 2006, the Company and Cornell Capital amended the terms of two warrant agreements (the "Cornell Warrants") relating to the issuance of 1,250,000 shares of the Company's common stock each. The Cornell Warrants contained exercise prices of $1.00 and $1.15, respectively. To induce Cornell Capital to make an additional investment in the Company via the cash exercise of the Cornell Warrants, the Company agreed to reduce the exercise price of each Cornell Warrant to $0.70 per share. We received proceeds of $1,750,000 from the exercise of these warrants on October 20, 2006.

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

PRIVATE PLACEMENT - On October 27, 2004, we authorized for issuance up to 1,500,000 shares of our Series A Preferred Stock. We completed a private placement offering of our equity securities at the end of December 2004. The private placement offering was through the sale of equity units ("Units"), each Unit consisting of five shares of our Series A Preferred Stock and two warrants, each warrant exercisable to purchase one share of our common stock. The purchase price per Unit was $5.00. We issued a total of 63,200 of our Units. Holders received a total of 316,000 shares of our Series A Preferred Stock and 126,400 warrants to purchase our common stock, of which 63,200 warrants have an exercise price equal to 125% of the conversion price of the Series A Preferred Stock and the remaining 63,200 warrants have an exercise price equal to 150% of the conversion price of the Series A Preferred Stock.

During 2006, holders of 53,800 Units converted their preferred shares into 238,096 of our common shares. During the second quarter of 2007, holders of 9,400 Units converted the preferred shares into 61,951 shares of our common stock. At June 30, 2007, there were no preferred shares outstanding. Our Series A Preferred Stock is the only class of preferred stock authorized for issuance by us as of June 30, 2007.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(12) SECURITIES OFFERINGS (CONTINUED)

STANDBY EQUITY DISTRIBUTION AGREEMENT - On August 4, 2004, we entered into a Standby Equity Distribution Agreement ("SEDA") with an investor. Under the original terms of the SEDA, we could, at our discretion, periodically issue and sell to the investor shares of common stock for a total purchase price of $10.0 million. These placements could occur, as elected by us, in increments not to exceed $250,000 every seven business days. There is no minimum placement under the SEDA. These placements of common stock will be at a 1% discount to the volume weighted average price of our common stock for the 5 days immediately following the notice date.

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

(13) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - To establish our executive offices, we entered into a three year operating lease for real property, which expired August 16, 2007 (as amended), at a rate of approximately $780 per month.

Effective February 1, 2006, we entered into an agreement to use an additional 1,590 square feet of space at the DMH as our passenger facility. The term of the agreement expired on August 16, 2007, which corresponds to the expiration of the Port Authority's agreement with the City of New York for the DMH. The monthly rental for the space is $6,360. In addition, we agreed to pay the Port Authority an additional fee of $8,333 per month, which may increase based on the gross receipts we earn from DMH departing flights. We do not anticipate any additional fee payments over the next 12 months. These leases are currently on a month-to-month basis at the same lease rates.

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

On December 1, 2006, we entered into a three year lease agreement for office space in Cranford, New Jersey. Monthly rent for this facility is $4,732 for the first year of the lease, $4,845 for the second year of the lease, and $4,957 for the third year of the lease.

Total rental expense was $262,741 and $128,937 for the six months ended June 30, 2007 and 2006 and $131,500 and $93,657 for the three months ended June 30, 2007 and 2006, respectively.

We entered into a three year operating lease for a helicopter, which expires on October 31, 2008, at a monthly lease rate of $31,500 per month. There are no purchase or renewal options. Effective November 1, 2005, we secured a Technical Support Agreement to provide us with certain exchange components, spare parts, and technical support for the equipment for the length of the lease term.

In 2005 and 2006, we entered into separate five year operating leases for three Sikorsky S-76 helicopters with a different lessor. These leases expire five years after the commencement of the leases or upon redelivery to the lessor. Rent on two of the helicopters is payable at the monthly rate of $35,834 per month and at a monthly rate of $45,417 for the third helicopter. Each lease provides that the lessor will finance up to $200,000 per helicopter towards the costs of shipping and modification; the amortization of this amount is included in the lease payment. The net effect of this is the Deferred Charges balance of $499,100, which amount will be amortized as a reduction in the rental expense over the life of each lease. There are no

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(13) COMMITMENTS AND CONTINGENCIES (CONTINUED)

purchase or renewal options. In connection with these leases, we entered into a Technical Support Agreement ("Support Agreement") where we will pay a set rate per flight hour, subject to price escalation, to cover all of the helicopter's major maintenance costs.

Minimum future lease rent payments as of December 31, 2006 were:

YEAR ENDING
DECEMBER 31,
    2007                                                  $     1,938,092
    2008                                                        1,809,660
    2009                                                        1,459,547
    2010                                                        1,405,020
    2011                                                          253,336
    Thereafter                                                          --
                                                          ----------------

    TOTAL MINIMUM FUTURE LEASE PAYMENTS                   $     6,865,655
                                                          ================

On or about July 29, 2006, Textron Innovations, Inc. ("Textron") instituted a trademark cancellation proceeding against us before the U.S. Patent and Trademark Office, Trademark Trial and Appeal Board. In the cancellation proceeding, Textron seeks to cancel our trademark registration for the mark U.S. HELICOPTER(R), Trademark Registration No. 3,072,323, as used by us for our scheduled airline services (the "Mark"). We registered the Mark on March 21, 2006 on the Supplemental Register of the U.S. Patent and Trademark Office. Textron contends in the Cancellation Proceeding that a subsidiary of Textron was named "U.S. Helicopter" and used that business entity name for "helicopter repair services" in Texas prior to the use of the Mark by us. On or about September 7, 2006, we filed an answer to the petition to cancel, generally denying the allegations of Textron, and seeking dismissal of the cancellation proceeding. We are vigorously defending this claim. The case is currently in a discovery phase.

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

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

We have approximately $8,394,000 of net operating losses ("NOLS") that have not been used for tax purposes as of December 31, 2006. These NOLS expire twenty years following the year in which the loss occurred. Our NOLS begin expiring in 2023.

(16) STOCK OPTIONS ISSUED UNDER 2004 STOCK INCENTIVE PLAN:

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

We recorded $47,868 and $-0- in the six month periods ending June 30, 2007 and 2006, respectively in recognition of the cost of the options issued in 2006.

The following is a summary of options outstanding:

                                         WEIGHTED AVERAGE
                                         NUMBER OF SHARES       EXERCISE PRICE
                                         ----------------       --------------

Outstanding at December 31, 2004             812,000           $        0.50

Granted                                       70,000                    0.50
Exercised                                         --                      --
Forfeited                                         --                      --
                                         -------------         -------------
Outstanding at December 31, 2005             882,000           $        0.50
                                         =============         =============
Granted                                      576,000           $0.50 - $1.40
Exercised                                         --                      --
Forfeited                                    (70,000)                  0.50
                                         -------------         -------------
Outstanding at December 31, 2006           1,388,000           $0.50 - $1.40
                                         =============         =============
 Granted                                     600,000           $        1.05
 Exercised                                        --                      --
 Forfeited                                        --                      --
                                         -------------         -------------
 Outstanding at June 30, 2007              1,988,000           $0.50 - $1.40
                                         -------------         -------------

                                               At                    At
                                             JUNE 30,             DECEMBER 31,
                                              2007                  2006
                                         -------------              ----

 Options Exercisable                       1,425,500               1,225,500
                                         =============         =============


                                         SIX MONTHS ENDED         YEAR ENDED
                                              JUNE 30,           DECEMBER 31,
                                               2007                 2006
                                               ----                 ----

Weighted Average Fair Value of Options
  Granted During the Periods             $    47,868           $     170,559
                                         =============         =============




As of June 30, 2007 the weighted average exercise price of all of our employee stock options is $0.853. The weighted average remaining contractual life is approximately 7.32 years.

As of June 30, 2007, the weighted average exercise price for our employee stock options which have vested is $0.736. The weighted average contractual life is approximately 7.73 years.

The fair value of each option granted is estimated on the grant date using the Black Scholes-Merton Model. The following assumptions were made in estimating fair value:

                                               YEARS ENDED DECEMBER 31,
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
Expected Life                               10 years                  N/A
Expected Volatility                              N/A                  N/A

(17) SUBSEQUENT EVENTS

On April 2, 2007 we signed an Offer Letter with Electronic Data Systems Corporation ("EDS") for the purchase of a Sikorsky S-76B helicopter. We paid a refundable deposit to EDS pursuant to an Escrow Agreement dated April 9, 2007. The deposit was returned to us in full on July 31, 2007.

Effective August 14, 2007, we entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation ("North Coast") pursuant to which North Coast has agreed to provide certain services to us for one year commencing September 1, 2007. In consideration for services to be rendered to us, we agreed to issue warrants to purchase 100,000 shares to North Coast at an exercise price of $0.50 per share, to adjust previously issued warrants to North Coast and its designees to reflect an exercise price of $0.50 per share, to pay North Coast a fee of $22,500 upon execution of the agreement and to pay North Coast a monthly fee of $7,500 beginning December 1, 2007 through August 1, 2008.

In addition, we entered into a Placement Agent Agreement with North Coast Securities Corporation effective August 14, 2007 in connection with the private placement of up to $500,000 worth of units consisting of a convertible promissory note and three warrants for every $5.00 invested. The notes issued in this offering are convertible at a price of $0.50 per share, and one-half ofthe warrants are exercisable for a period of five years at an exercise price of $0.50 per share and one-half of the warrants are exercisable at $0.01 per share. A total of $250,000 in principal of the notes issued to date mature on November 7, 2007, and additional notes to be issued in this offering will mature 60 days after the respective closing dates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this report.


         This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties including the Company, including, but not limited to, the successful commercialization of our services, future demand for our services, general economic conditions, government regulation, competition and potential competitors' strategies, technological innovations in the helicopter industry, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. Additional factors that could affect the Company's forward-looking statements include, among other things: the impact and result of any litigation (included private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; and the Company's ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.


GENERAL


         We believe the timing is favorable, particularly in light of traffic congestion problems affecting many of the nation's highways serving major metropolitan areas during peak traffic hours (especially direct and connecting routes to major airports where gridlock has become the norm), to introduce our "Metro-Hop" Airport Shuttle Service. Our MASS service will provide regular, scheduled passenger helicopter service between many of the nation's larger metropolitan airports and surrounding city-based heliports. On March 27, 2006, we commenced regularly scheduled flight operations between the Downtown Manhattan Heliport and JFK International Airport. We expanded service to Newark Liberty Airport in December 2006. We further expanded service from the East 34th Street Heliport to Kennedy Airport and Newark Liberty Airport in February 2007. On July 6, 2007, we commenced weekend service through September between Manhattan and East Hampton, New York. We will review continuing this service beyond September as demand for it warrants. We estimate that there are annually over 29 million air passengers traveling in and out of Manhattan who could utilize a regularly scheduled helicopter service to access major airports, when it becomes available.


         Our principal target market is the business traveler who, we believe, are willing to pay fares between $139 and $169. Individual travelers will purchase tickets at the higher price range. Large corporate travel management companies or corporations will purchase volume sales, which will be negotiated at a "per-ticket-price" at the lower price range and will be based upon large ticket commitments. Our approximate 8-minute regularly scheduled U.S. Helicopter flight from Manhattan to Kennedy Airport stands in contrast to paying $850 to $2,770 for the same flight offered by a charter helicopter service or paying fares from $75-$125 plus tolls and tips for 65-125 minutes of travel time (or longer) via taxi or limousine airport ride. While our service is available to the general public including corporate CEOs and affluent leisure travelers, we believe our service has the greatest appeal to the segment of the business traveler market (like managers, directors, etc.) who use town car/executive car services, limos or taxi transportation, travel 2-3 times per month and recognize the true time-saving value offered via helicopter. We believe our service is highly attractive (for personal reasons as well as business reasons) compared to ground-based travel when the helicopter connection is reasonably and moderately priced in the range that U.S. Helicopter offers.

         During 2006, we introduced our MASS service in the Metro New York City market with service between Kennedy Airport and Newark Liberty Airport and the Downtown Manhattan Heliport. In June 2006, we also commenced service between Sikorsky Memorial Airport in Stratford, Connecticut and the Downtown Manhattan Heliport. Beginning in February 2007 we expanded our service between Kennedy Airport and Newark Liberty Airport to the East 34th Street Heliport. We intend to expand our service to LaGuardia International Airport and the West 30th Street Heliport in Manhattan during the next 12 months. Subsequently we intend to introduce our airport shuttle service in the metropolitan Washington DC, Chicago and Los Angeles markets, with further expansion into other major U.S. metro-markets. The number of passengers who originate or terminate their travel from within close proximity to one of these cities' heliports is estimated at over 200 million annually. Over 29 million passengers originate or terminate their trips from the island of Manhattan.


         Many of the same factors (population growth, economic expansion and airline deregulation), which drove the growth in air passenger travel during the years since 1975, are also responsible for the demand which currently exists for reliable, scheduled "Metro-Hop" airport shuttle services. Even so, as traffic congestion intensified and systemic gridlock became the norm (while corporate charter helicopter usage expanded), the demand for scheduled helicopter services to and from airports to serve the general public, especially regular business travelers, has remained largely ignored and un-served in the United States.


         U.S. Helicopter believes that there is significant unfulfilled demand for scheduled, "Metro-Hop" airport helicopter shuttle services in the U.S., especially in its initial target market of the New York City metropolitan area. This demand has been largely unfulfilled since the late 1970s, when New York Airways' scheduled helicopter service carried over 400,000 passengers annually. During this period the market size was approximately 35 million passengers as compared to today's, where the market size has grown to over 96 million passengers.


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


FINANCING TRANSACTIONS


         Since inception, we have incurred substantial operating losses. As of June 30, 2007, we had an accumulated deficit of $(20,042,345). We did not receive any revenues from inception until the start of operations on March 27, 2006. Our operations have been financed primarily through the sale of secured convertible debentures, the cash exercise of outstanding warrants, the private placement of Common Stock, the private placement of convertible notes, and a sale of equity securities comprising 63,200 Units consisting of Series A Preferred Stock and common stock purchase warrants. The terms of these debt and equity financings are set forth below.


JUNE - JULY 2007 CONVERTIBLE NOTE FINANCINGS


         During June and July 2007, we entered into agreements pursuant to which we issued convertible notes to three accredited investors in an aggregate amount of $500,000 (the "2007 Convertible Notes"). In connection with these financings, we also issued to the investors warrants to purchase an aggregate of 625,000 shares of our common stock as an inducement to enter into the transactions. The warrants contain an exercise price of $0.50 per share and are exercisable for a period of five years from the date of issuance.

         The 2007 Convertible Notes accrue interest at the rate of 15% per annum. We paid 30 days worth of interest in advance on the respective closing dates of the first two loans totaling $250,000 in principal. We also paid origination fees totaling $25,000 to the investors upon the closings of the Notes. The Notes, together with accrued and unpaid interest, are convertible at the option of the holders into shares of our common stock at a conversion price equal to $0.50 per share.

         The Notes, along with all accrued and unpaid interest, are repayable on the earlier of (a) the first closing of a private placement of our debt or equity securities, or (b) 120 days after the closing of the Notes. Repayment of the Notes is secured by certain of our assets and we are obligated to prepay two notes totaling $250,000 in principal out of certain revenues to be received by us.

MAY 2007 CONVERTIBLE DEBENTURE FINANCING


         On May 14, 2007, we entered into a Securities Purchase Agreement (the "May 2007 SPA") with Cornell Capital pursuant to which we agreed to issue a secured convertible debenture to Cornell Capital in the principal amount of $500,000 (the "May 2007 Debenture"), which was funded on May 16, 2007. The May 2007 Debenture became due as of July 14, 2007. The May 2007 Debenture accrues interest at 18% per year payable in our common stock at the rate equal to the conversion price of the debenture in effect at the time of payment.


         The May 2007 Debenture is convertible at Cornell Capital's option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock ("Fair Market Value") for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the May 2007 Debenture. Cornell Capital's conversion right under the May 2007 Debenture is subject to certain limitations including that Cornell Capital may not convert the May 2007 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.99% of our then outstanding common stock. In addition, Cornell Capital has agreed to not sell any shares that may be acquired under the May 2007 Debenture until May 14, 2008; provided, however, that such limitation does not apply in the event that the closing bid price of our common stock is greater than $1.75 for five consecutive trading days, upon the occurrence of an event of default under the May 2007 Debenture, if waived by Cornell Capital or to private resales by Cornell Capital.


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

MARCH 2007 CONVERTIBLE DEBENTURE FINANCING


         On March 30, 2007, we entered into a Securities Purchase Agreement (the "March 2007 SPA") with Cornell Capital pursuant to which we agreed to issue a secured convertible debenture to Cornell Capital in the principal amount of $1,100,000 (the "March 2007 Debenture"), which was funded on April 2, 2007. On June 30, 2007, the maturity date of the March 2007 Debenture was automatically extended to September 30, 2007 due to our inability to complete a financing of at least $1.1 million prior to such time. The March 2007 Debenture accrues interest at 12% per year payable in our common stock at the rate equal to the conversion price of the debenture in effect at the time of payment. Beginning June 30, 2007, the date which the maturity date of the March 2007 Debenture was extended, the interest rate under the debenture increased by two percent per month and will continue to do so through and until September 30, 2007.


         The March 2007 Debenture is convertible at Cornell Capital's option into shares of our common stock upon the same terms and conditions as the May 2007 Debenture. In addition, Cornell Capital has agreed to not sell any shares that may be acquired under the March 2007 Debenture until March 31, 2008; provided, however, that such limitation does not apply in the event that the closing bid price of our common stock is greater than $1.75 for five consecutive trading days, upon the occurrence of an event of default under the March 2007 Debenture, if waived by Cornell Capital or to private resales by Cornell Capital.


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


NOVEMBER 2006 CONVERTIBLE DEBENTURE FINANCING


         On November 10, 2006, we entered into a Securities Purchase Agreement (the "November SPA") with Cornell Capital pursuant to which we agreed to issue a secured convertible debenture to Cornell Capital in the principal amount of $2,750,000 (the "November 2006 Debenture"), which was funded on November 28, 2006. The November 2006 Debenture will mature 36 months after issuance and accrues interest at 8% per year which will be payable in shares of our common stock at the lower of $1.45 per share or 95% of the Fair Market Value for the 30-day period prior to the interest payment due date.


         The November 2006 Debenture is convertible at Cornell Capital's option into shares of our common stock upon the same terms and conditions as the May 2007 and March 2007 Debentures. Commencing May 10, 2007, Cornell Capital will limit its resales of our common stock acquired under the November 2006 Debenture to $250,000 worth for a period of 30 days if our common stock falls below $1.45 per share for five consecutive trading days (the "Resale Limitation"). The Resale Limitation would not apply upon an event of default as defined in the November 2006 Debenture, if waived in writing by us, or to private resales by Cornell Capital. We are required pursuant to the November 2006 Debenture to reserve a total of 20% of the maximum number of shares that may be owned by persons who are not U.S. citizens as determined in accordance with U.S. Department of Transportation regulations for issuance pursuant to the November 2006 Debenture.

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


OCTOBER 2006 WARRANT AMENDMENTS AND EXERCISE


         On October 20, 2006, Cornell Capital and we amended the terms of two warrant agreements (the "Cornell Warrants") relating to the issuance of 1,250,000 shares of common stock each that were issued in connection with the March 2006 Debenture (defined below). The Cornell Warrants contained exercise prices of $1.00 and $1.15, respectively. To induce Cornell Capital to make an additional investment in us via the cash exercise of the Cornell Warrants, the Company agreed to reduce the exercise price of each Cornell Warrant to $0.70 per share. On October 20, 2006, we issued a total of 2,500,000 shares of common stock in connection with a notice of exercise of the Cornell Warrants received from Cornell Capital on such date. In connection with this agreement, we also agreed to issue additional warrants to purchase up to 500,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 125,000 warrants); $1.35 per share (as to 125,000 warrants); $1.50 per share (as to 125,000 warrants); and $1.65 per share (as to 125,000 warrants).


MARCH 2006 CONVERTIBLE DEBENTURE FINANCING


         On March 31, 2006, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $6,000,000 (the "March 2006 Debenture"). The March 2006 Debenture is convertible at the option of Cornell Capital any time up to maturity upon the same terms as the May 2007, March 2007 and November 2006 Debentures. We are not permitted to issue such number of shares to Cornell Capital upon conversion that would result in Cornell Capital owning in excess of 4.99% of our outstanding common stock, which may only be waived by Cornell Capital either in its sole discretion with 60 days' notice or without notice upon an event of default. The debentures have a three-year term and accrue interest at 8% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009. To date, we have issued a total of 100,473 shares to Cornell Capital pursuant to conversion notices of a total of $100,000 under the March 2006 Debenture.


         We entered into an Amended and Restated Security Agreement with Cornell Capital in connection with the March 2006 Debenture pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debenture issued by us to Cornell Capital in August 2004.

         We were required to register all shares issuable pursuant to the March 2006 Debenture pursuant to the terms of an Investor Registration Rights Agreement between Cornell Capital and us. We registered a total of 10,802,179 shares of common stock underlying the March 2006 Debenture pursuant to a registration statement declared effective by the SEC on May 14, 2007 (the "May 2007 Registration Statement").


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


OCTOBER 2005 CONVERTIBLE NOTE FINANCING


         On October 26, 2005, we entered into an agreement with Portfolio Lenders II, LLC whereby we issued a note (the "Portfolio Lenders Note") in the principal amount of $250,000. We also issued to the investor a warrant to purchase up to 100,000 shares of our common stock as an inducement to enter into the transaction. The Portfolio Lenders Note accrued interest at the rate of 15% per annum, of which 120 days worth of interest was paid in advance on the closing date. An additional $12,500 origination fee was also paid to the investor at closing. Interest at the rate of 20% per annum was payable upon the occurrence of an event of default under the Portfolio Lenders Note. The Portfolio Lenders Note, together with accrued and unpaid interest, was convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.50 per share. The investor converted all sums due and payable under the Portfolio Lenders Note as of March 26, 2006 into 500,000 shares of common stock.


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


         On October 26, 2005, we entered into a Common Stock Purchase Agreement with Samama Global Corporation ("Samama") pursuant to which on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $3 million. We registered these shares of common stock in the May 2007 Registration Statement.

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


PRIOR CORNELL CAPITAL FINANCINGS


         In addition to the November 2006 and March 2006 Debentures, we have also entered into Securities Purchase Agreements with Cornell Capital whereby we previously issued a total of $1.52 million in principal of secured convertible debentures in August 2004 ($1,000,000), February 2005 ($300,000) and August 2005 ($220,000) (the "August 2005 Debenture"). On April 8, 2005, we entered into an Amended and Restated Secured Debenture (the "April 2005 Debenture") in the amount of $1,335,424, representing the principal and interest due under the debentures issued in August 2004 and February 2005 as of such date. We repaid all but $114,900 under the April 2005 Debenture and the August 2005 Debenture with proceeds received in the March 2006 Debenture transaction. On September 11, 2006, Cornell Capital converted all remaining amounts due and owing under the April 2005 Debenture and the August 2005 Debenture into a total of 584,588 shares of our common stock.


         We registered a total of 7,344,830 shares of our common stock issuable upon conversion of the April 2005 Debenture in a registration statement declared effective by the SEC on September 2, 2005, which was later amended via post-effective amendments declared effective by the SEC on June 27, 2006 and May 14, 2007, respectively. We registered a total of 74,608 shares issued upon conversion of the August 2005 Debenture in the May 2007 Registration Statement.


2004 PRIVATE PLACEMENT


         In addition, in November and December 2004, U.S. Helicopter issued a total of 63,200 of our Units to a limited number of accredited investors pursuant to a private placement offering during 2004 (the "2004 Private Placement"), in which we received $316,000 before payment of expenses associated with the offering. In connection with the 2004 Private Placement, 20 persons received a total of 316,000 shares of our Series A Convertible Preferred Stock and 126,400 warrants to purchase our common stock, of which 63,200 warrants have an exercise price equal to 125% of the conversion price of the Series A Preferred Stock and the remaining 63,200 warrants have an exercise price equal to 150% of the conversion price of the Series A Preferred Stock. We registered the shares of common stock issued and issuable upon the conversion of the Series A Preferred Stock and the warrants issued in the 2004 Private Placement in the May 2007 Registration Statement. Between April 18, 2006 and May 18, 2007, the holders of all shares of Series A Convertible Preferred Stock converted such shares into a total of 300,048 shares of our common stock.

RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006


         From inception on March 4, 2003 through March 27, 2006, the Company had no revenues from operations and did not generate any revenues from operations until March 27, 2006. For the six months ended June 30, 2007, total revenues were $1,179,928. For the six months ended June 30, 2006, our total revenues were $304,852.


         Payroll expenses increased to $1,985,533 for the six months ended June 30, 2007 from $1,286,406 for the six months ended June 30, 2006. The increase in payroll expense is due to the start of operations in March 2006 and a higher number of employees as we expanded operation in 2007.


         For the six months ended June 30, 2007, the Company has incurred professional fees totaling $977,507, compared to $797,923 for the six months ended June 30, 2006. These fees are comprised of legal fees for general matters, accounting and audit fees, other consulting fees, transfer agent fees and registered agent fees.


         Equipment lease expenses increased to $952,988 for the six months ended June 30, 2007 from $595,018 for the six months ended June 30, 2006.


         Advertising expenses decreased to $359,386 for the six months ended June 30, 2007 from $812,777 for the six months ended June 30, 2006.


         We reported an operating loss of $(6,182,555) for the six months ended June 30, 2007 compared to a net loss of $(4,631,557) for the six months ended June 30, 2006. The increase in operating loss is due to higher revenue levels offset by an increase in expenses as we expanded our operation significantly in the first six months of 2007.


         We reported a net loss of $(7,308,469) for the six months ended June 30, 2007 compared to a net loss of $(4,791,142) for the six months ended June 30, 2006. The increase in loss is due to higher expense levels offset partially by an increase in revenue as we expanded our operation significantly in the first six months of 2007. Net loss was also impacted by significantly higher other income and expenses of $(1,125,914) for the six months ended June 30, 2007 compared to other income and expenses of $(159,585) for the six months ended June 30, 2006. The difference in other income and expense is due to higher interest expense, a gain from derivative liability calculation in the first six months of 2006 and higher amortization of debt discount.


         Basic and diluted net loss per common share was $(.21) for the six months ended June 30, 2007 compared to a $(.15) loss for the six months ended June 30, 2006.


THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006


         From inception on March 4, 2003 through March 27, 2006, the Company had no revenues from operations and did not generate any revenues from operations until March 27, 2006. For the three months ended June 30, 2007, total revenues were $883,202. For the three months ended June 30, 2006, our total revenues were $290,975.

Payroll expenses increased to $1,010,513 for the three months ended June 30, 2007 from $929,763 for the three months ended June 30, 2006. The increase in payroll expense is due to the higher number of employees in the second quarter as we expanded our operations. For the three months ended June 30, 2007, the Company has incurred professional fees totaling $594,150, compared to $570,459 for the three months ended June 30, 2006. These fees are comprised of legal fees for general matters, accounting and audit fees, other consulting fees, transfer agent fees and registered agent fees.


         Equipment lease expenses increased to $478,215 for the three months ended June 30, 2007 from $354,657 for the three months ended June 30, 2006.


         Advertising expenses decreased to $66,468 for the three months ended June 30, 2007 from $364,352 for the three months ended June 30, 2006.


         We reported an operating loss of $(2,808,311) for the three months ended June 30, 2007 compared to a net loss of $(2,941,882) for the three months ended June 30, 2006. The decrease in operating loss is due to higher revenue levels offset partially by an increase in expenses as we expanded our operation significantly in the first six months of 2007.


         We reported a net loss of $(3,449,050) for the three months ended June 30, 2007 compared to a net loss of $(2,689,467) for the three months ended June 30, 2006. The increase in loss is due to higher expense levels offset partially by an increase in revenue as we expanded our operation significantly in the first six months of 2007. Net loss was also impacted by significantly higher other income and expenses of $(640,739) for the six months ended June 30, 2007 compared to other income and expenses of $252,415 for the six months ended June 30, 2006. The difference in other income and expense is due to higher interest expense and a large gain from derivative liability calculation in the first six months of 2006.


         Basic and diluted net loss per common share was $(.10) for the three months ended June 30, 2007 compared to a $(.08) loss for the three months ended June 30, 2006.


         Since inception, the Company has incurred operating losses. As of June 30, 2007, our accumulated deficit was $(20,042,345).


LIQUIDITY AND FINANCIAL CONDITION


         We have financed our operations since inception primarily through private placement financings with Cornell Capital, private placements of convertible notes with certain accredited investors, private placements of common stock conducted in October and November 2005 and the 2004 Private Placement. In August 2004, the Company closed on a $1.3 million convertible debenture financing with Cornell Capital, which was funded in August 2004 (in the amount of $1 million) and February 2005 (in the amount of $300,000). In November and December of 2004, the Company closed on a private placement offering of 63,200 Units to a limited number of accredited investors, pursuant to which we received $316,000 before payment of expenses associated with the offering. U.S. Helicopter received net proceeds of $206,300 in the 2004 Private Placement, which was used for general working capital purposes and startup costs. The Company closed on an additional $220,000 convertible debenture financing with Cornell Capital in August, 2005. On October 26, 2005, the Company closed on a $250,000 convertible note offering with Portfolio Lenders II, LLC. In addition, in November, 2005, the Company closed on six common stock private placement transactions with six investors for a total of $6,250,000, pursuant to which the Company issued a total of 6,250,000 shares of its common stock. In March 2006, we closed on an additional $6.0 million convertible debenture financing with Cornell Capital. In October 2006, we received $1,750,000 in connection with the cash exercise of two amended warrant agreements issued to Cornell Capital. In November 2006, we closed on an additional $2.75 million convertible debenture financing with Cornell Capital. In March 2007, we closed on an additional $1.1 million convertible debenture financing with Cornell Capital. In May 2007, we closed on an additional $500,000 convertible debenture financing with Cornell Capital. In June and July 2007, we closed on three convertible note financings in an aggregate amount of $500,000 in principal with three accredited investors.

         In addition, in February 2006, we issued a convertible note in the amount of $494,505 to one investor in exchange for 494,505 shares of our common stock held by this investor. This note bore interest at 10% per annum, was due on February 23, 2007 and was convertible into shares of our common stock at the lesser of $1.00 per share or 100% of the fair market value of our common stock for the ten trading days prior to the conversion date, provided that the conversion price was not less than $0.50 per share. As of June 21, 2007, the holder of this note converted all sums due and payable into a total of 999,897 shares of our common stock.


         We acquired through lease, and put into service, four (4) helicopters during our first year of flight operations which commenced on March 27, 2006. On November 2, 2005, we took delivery of our first helicopter pursuant to a lease dated as of November 1, 2005. At the time of entering into the lease, we paid the lessor the first month's rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month and continue during the term. The lease term is for three years with no renewals or purchase options.


         On December 1, 2005, February 14, 2006 and May 15, 2006, respectively, we took delivery of three additional aircraft pursuant to respective lease agreements dated December 1, 2005, February 10, 2006 and April 26, 2006. The lease terms are for five years each. At the time of entering into the leases, we paid the lessor the first month's rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month and continue during the term.


         In addition, the Company has entered into a Deposit and Advance Order Agreement with Sikorsky, as amended, for the purchase of four aircraft to be delivered in early 2009. The Company has made a deposit with Sikorsky in the amount of $400,000, or $100,000 per aircraft. The Company and Sikorsky will need to negotiate a formal sales agreement for the aircraft. No assurances can be given that a formal sales agreement with Sikorsky will be completed on terms favorable to us or at all.


         We plan to acquire, through lease or mortgage, and put into service, three (3) additional helicopters during 2007.


         We will need approximately $12.0 million of helicopter lease/debt financing for our next three helicopters, inclusive of deposits required in connection with any financing transaction. It is anticipated that the purchase price per aircraft for the next five used aircraft, including the cost of refurbishment and re-configuration of interiors, will be approximately $3.8 million, which amount is included in the overall purchase price described herein. It is anticipated that the security deposit for these three aircraft will be approximately $0.2 million, with the balance of the purchase price to be in the form of lease financing. It is anticipated that the manufacturers of these aircraft, the engine manufacturer or a third party source will enter into "power-by-the-hour" ("PBH") arrangements, whereby the Company would be allowed to cover the cost of major maintenance items over a period of time, rather than as the maintenance costs are specifically incurred. The Company will be required to place deposits with the aircraft manufacturers for new aircraft to be delivered in late 2008. Accounting for PBH arrangements will be accomplished through our Statement of Operations, where we will expense in full the amount of such costs at the rates in accordance with any contracts we have in place. We will record deposits made to the manufacturer(s) as Deposits on our Balance Sheet. These deposits could be used by the manufacturer(s) if there is an event of default by us.


         In addition to the lease financing described above, it is currently anticipated that the Company would place an order by October 30, 2007 for delivery in early 2009 of four new aircraft at an average purchase price of $8.0 million, and an additional fourteen (14) aircraft after 2008. The current anticipated delivery schedule for the initial and additional aircraft are as follows:

     o    November 2, 2005: Received one Sikorsky S-76B aircraft
     o    December 1, 2005: Received one Sikorsky S-76B aircraft
     o    February 14, 2006: Received one Sikorsky S-76B aircraft

     o    May 15, 2006: Received one Sikorsky S-76B aircraft
     o    November, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
     o    December, 2007: Anticipated Delivery of one Sikorsky S-76B aircraft
     o    January, 2008: Anticipated delivery of one Sikorsky S-76B aircraft

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


         To date our financing has come from the sale of $10.77 million of convertible debentures, $1.75 million of warrant exercises, $0.3 million in private placement proceeds in the 2004 Private Placement, $0.5 million from the sale of convertible notes in 2005 and 2007 and $6.25 million in private placement proceeds from the sale of our common stock in 2005. We also have the ability to sell up to $11 million of our common stock to Cornell Capital pursuant to an Amended and Restated Standby Equity Distribution Agreement with Cornell Capital in April 2005 (the "New SEDA").


MANAGEMENT'S PLAN TO OVERCOME OPERATING AND LIQUIDITY MATTERS


         Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market and other markets will require additional capital. As of June 30, 2007, we had $60,643 in cash. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with our current cash and expected revenues from operations. We have recently entered into a number of financing transactions (see Notes 11 and 12 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.


         We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. During the next twelve months, we anticipate that we will need approximately $5.0 million of working capital (inclusive of capital expenditures), $12.0 million of lease financing, and $3.1 million to repay debt.


         Such capital is expected to come from helicopter lease financing and the sale of equity or debt securities, which may include the sale of common stock under our existing $11 million New SEDA. As of the date of this report, we are in discussions with financing sources for helicopter operating lease financing. We believe that we will need to raise approximately $20.1 million through $12 million of operating lease financing and $8.1 million of some combination of debt, equity or New SEDA draws, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital improvements over the next 12 months. There can be no assurances, however, that we will be able to complete such financings on terms favorable to us or at all.


         We have been seeking up to $25.0 million of long term equity financing during the past several months and intend to conclude an interim financing of up to $1.25 million in August 2007. We have met with a number of strategic investors who have experience in long term aviation finance. We believe that we will conclude such a financing on or before September 30, 2007. We cannot provide assurance, however, that we will be successful in obtaining the required long term equity financing that we are seeking on a timely basis or at all.



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


         We have been seeking up to $25.0 million of long term equity financing during the past several months and intend to conclude an interim financing of up to $1.25 million in August 2007. We have met with a number of strategic investors who have experience in long term aviation finance. We believe that we will conclude such a financing on or before September 30, 2007. We cannot provide assurance, however, that we will be successful in obtaining the required long term equity financing that we are seeking on a timely basis or at all.



RECENT ACCOUNTING PRONOUNCEMENTS


         In December 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 00-19-2 ("FSP EITF 00-19-2") that addresses an issuer's accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities, No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This pronouncement further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Under FSP EITF 00-19-2, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FSP EITF 00-19-2 is effective immediately for registration payment arrangements entered into after December 21, 2006 and for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.


         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for us as of December 31, 2007.


         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an "exit price" basis rather than an "entry price" basis. Additionally, the fair value should be market-based and not an entity-based measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are still evaluating the effects, if any, SFAS No. 157 may have on our financial position, results of operations or cash flows.


         In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the de-recognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.


         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140" ("SFAS 155"). SFAS155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.


         In October 2006 the FASB issued FSB No. FAS 123(R)-5, "Amendment of FASB Staff Position FAS 123(R)-1". This FSP concluded that for instruments that were originally issued as employee compensation and then modified, and for which such modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. The FSP is to be applied in the first reporting period beginning after October 10, 2006. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.


         In October 2006 the FASB issued FSB No 123(R)-6, "Technical Corrections of FASB Statement No. 123(R)". This FSP made four technical corrections to eliminate certain inconsistencies in FASB Statement No. 123(R), Share-Based Payment. This FSP should be applied in the first reporting period beginning after October 20, 2006. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.


         In December 2006 the FASB issued FSB No. AUG AIR-1, "Accounting for Major Maintenance Activities". This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in the FSP is applicable to entities in all industries and must be applied to the first fiscal year beginning after December 15, 2006.


         In January 2007 the FASB issued Derivatives Implementation Group Statement 133 Implementation Issue No. B40, "Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interested in Prepayable Financial Assets". This Issue provides a narrow scope exception from paragraph 13(b) of Statement No. 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets. The guidance in this Issue is generally effective upon initial adoption of Statement No. 155. The effects of these standards are not anticipated to have a material impact on our financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES.


         U.S. Helicopter's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.


         Our significant accounting policies are summarized in the Notes of our consolidated financial statements. While all these significant accounting policies impact its financial condition and results of operations, U.S. Helicopter views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on U.S. Helicopter's consolidated financial statements (or are anticipated to have such impact when operations commence) and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. Our critical accounting policies are useful lives of assets, impairment testing of assets, revenue recognition, and deferred offering costs.


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


         IMPAIRMENT OF LONG-LIVED ASSETS. We adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. An impairment charge could materially impact our financial condition and results of operations.


         REVENUE RECOGNITION. We recognize revenue when transportation has been provided, including scheduled passenger and charter services.


         DEFERRED OFFERING COSTS AND DEFERRED FINANCING COSTS. We incurred certain costs related to financing activities during the three-month periods ended June 30, 2007 and 2006. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).


         Additional Information. With respect to our cash requirements and sources during the next 12 months, see Management's Discussion and Analysis--Liquidity and Financial Condition. We will lease or purchase approximately three additional used, low-time helicopters roughly through and including fourth quarter 2007. During that time period, we expect that our most significant equipment-related and plant-related expenses will be a combination of helicopter lease and/or debt payments (approximately $2.63 million). With respect to changes in number of employees, we have 47 full time employees and 29 part-time employees as of June 30, 2007 and expect to have approximately 60 full-time and 30 part-time employees at the end of 2007.

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


         We began operations on March 27, 2006 but had no revenue from operations prior to that date. We have relied on and will continue to rely on significant external financing to fund our operations. To date our financing has come from the sale of $10.77 million of convertible debentures, $6.25 million in private placement proceeds from the sale of our common stock, $0.5 million from the sale of our convertible notes, $0.3 million in private placement proceeds from the 2004 Private Placement and $11.0 million that will be available to us under a standby equity distribution agreement (the "SEDA funds") upon the effectiveness of a related registration statement. We anticipate that we will not need to raise additional capital to finance operations through year-end 2006 but will need to raise additional capital to finance operations through 2007, assuming that our results of operations reasonably correspond to our business plan. We must also raise $12 million for the leasing of aircraft.


         Our operations since inception in March 2003 have not generated a profit. We generated a net loss of $(17,865) during the period from inception in March 2003 to December 31, 2003, a net loss of $(549,961) during the twelve months ended December 31, 2004, a net loss of $(2,546,291) for the 12 months ended December 31, 2005, a net loss of $(9,619,760) for the 12 months ended December 31, 2006 and a net loss of $(7,308,469) for the six months ended June 30, 2007.


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


         We have received our initial four aircraft between November 2005 and May 2006. Our estimated delivery of seven aircraft through January 2008 is as follows:

     o    November 2, 2005: Received one Sikorsky S-76B aircraft
     o    December 1, 2005: Received one Sikorsky S-76B aircraft
     o    February 14, 2006: Received one Sikorsky S-76B aircraft

     o    May 15, 2006: Received one Sikorsky S-76B aircraft
     o    November, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
     o    December, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
     o    January, 2008: Anticipated delivery of one Sikorsky S-76B aircraft

         The above dates for delivery of aircraft we have not yet received represent the anticipated delivery to us. The aircraft will require modifications to bring them to our standards, which we estimate will take approximately 60 days per aircraft. These acquisitions would require financing in the amount of $12 million. Acquisition of aircraft involves a variety of risks relating to its ability to be successfully placed into service, including:

     o difficulties or delays in obtaining the necessary certification from aviation regulatory authorities and validation from the FAA as to the aircraft's airworthiness;
     o    delays in meeting the aircraft delivery schedule;
     o    difficulties in obtaining financing on acceptable terms; and
     o inability of the aircraft and all of its components to comply with agreed upon specifications and performance standards.

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


         CORNELL CAPITAL COULD ACQUIRE A SIGNIFICANT AMOUNT OF OUR COMMON STOCK AND, IF IT DOES SO, COULD EXERCISE SIGNIFICANT INFLUENCE OVER US.


         As of June 30, 2007, Cornell Capital held 3,153,935 shares of common stock and, based upon the conversion rights under the March 2006, November 2006, March 2007 and May 2007 Convertible Debentures, could acquire up to approximately 24.45% of our common stock based on a conversion price of $1.45 per share, or an estimated 43.17% if the conversion price is assumed to be $.50 per share. The acquisition of such interest would be dependent upon the occurrence of an event of default under the Convertible Debentures and a waiver of Cornell Capital's restriction on owning more than 4.99% of our issued and outstanding common stock. If Cornell Capital acquired such 24.45%-43.17% of our common stock, it could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of Cornell Capital may differ from the interests of other stockholders.

ITEM 3. CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the second quarter of fiscal 2007 or subsequent to the date of the evaluation by its management thereof.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


         On or about July 29, 2006, Textron Innovations, Inc. ("Textron") instituted a trademark cancellation proceeding against us before the U.S. Patent and Trademark Office, Trademark Trial and Appeal Board. In the cancellation proceeding, Textron seeks to cancel our trademark registration for the mark U.S. HELICOPTER(R), Trademark Registration No. 3,072,323, as used by us for our scheduled airline services (the "Mark"). We registered the Mark on March 21, 2006 on the Supplemental Register of the U.S. Patent and Trademark Office. Textron contends in the Cancellation Proceeding that a subsidiary of Textron was named "U.S. Helicopter" and used that business entity name for "helicopter repair services" in Texas prior to the use of the Mark by us. On or about September 7, 2006, we filed an answer to the petition to cancel, generally denying the allegations of Textron, and seeking dismissal of the cancellation proceeding. We are vigorously defending this claim. The case is currently in a discovery phase. The parties have also initiated settlement discussions to potentially resolve the claim on an amicable basis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits. The following Exhibits are filed as part of this report or incorporated herein by reference:


EXHIBIT NO.  DOCUMENT DESCRIPTION                                                            LOCATION
------------------------------------------------------------------------------------------------------
10.60        Convertible Note Purchase Agreement dated as of June 15, 2007                     (1)

10.61        Promissory Note dated as of June 15, 2007                                         (1)

10.62        Form of Warrant to Purchase 187,500 shares of Common Stock dated                  (1)
             as of June 15, 2007

10.63        Convertible Note Purchase Agreement dated as of June 20, 2007                     (1)

10.64        Promissory Note dated as of June 20, 2007                                         (1)

10.65        Form of Warrant to Purchase 125,000 shares of Common Stock dated                  (1)
             as of June 20, 2007

10.66        Convertible Note Purchase Agreement dated as of July 27, 2007                     (1)

10.67        Promissory Note dated as of July 27, 2007                                         (1)

10.68        Form of Warrant to Purchase 312,000 shares of Common Stock dated                  (1)
             as of July 27, 2007

31.1         Certification of Chief Executive Officer pursuant to Section 302 of               (1)
             Sarbanes-Oxley Act of 2002
31.2         Certification of Chief Financial Officer pursuant to Section 302 of the           (1)
             Sarbanes-Oxley Act of 2002
32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,      (1)
             as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,      (1)
             as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Exhibit filed herewith.


         On April 4, 2007, we filed a Report on Form 8-K reporting on the entry into a debenture purchase agreement with Cornell Capital Partners, LP.


         On May 11, 2007, we filed a Report on Form 8-K reporting on the commencement of our relationship with Delta Airlines.


         On May 16, 2007, we filed a Report on Form 8-K reporting on the entry into a debenture purchase agreement with Cornell Capital Partners, LP.


         On June 21, 2007, we filed a Report on Form 8-K reporting on the entry into certain convertible note purchase agreements.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     U.S. HELICOPTER CORPORATION


Date:  August 20, 2007               By: /S/ JOHN G. MURPHY
                                         ---------------------------------------
                                         John G. Murphy
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)


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