Form 10QSB
period 2007-09-30
U.S. Helicopter CORP
filed 2007-11-20
CIK 1309140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                   FORM 10-QSB

                                 ---------------

(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934.

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007


                                       OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM ________ TO ________


                        COMMISSION FILE NUMBER 001-32580

                                 ---------------

                           U.S. HELICOPTER CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                                 ---------------


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

                                 ---------------

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 16, 2007, 44,887,936 shares of common stock.


Transitional Small Business Disclosure Format (check one):   Yes |_|   No |X|

                           U.S. HELICOPTER CORPORATION
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007


                                      INDEX

                                                                           PAGE
                          PART 1--FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Balance Sheet (Unaudited)                                        1

            Statements of Operations (Unaudited)                             3

            Statements of Stockholders Equity (Unaudited)                    4

            Statements of Cash Flows (Unaudited)                             5

            Notes to Financial Statements (Unaudited)                        6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS       25

ITEM 3.     CONTROLS AND PROCEDURES                                          43

                           PART II--OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                43

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 44



U.S. HELICOPTER CORPORATION
BALANCE SHEET AS OF SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS:
CURRENT ASSETS:
  Cash                                                              $    31,166
  Restricted Cash                                                       180,071
  Accounts Receivable                                                   356,409
  Inventory                                                              45,276
  Prepaid Expenses                                                      212,022
  Other Current Assets                                                   89,099
                                                                    -----------

    TOTAL CURRENT ASSETS                                                914,043
                                                                    -----------

PROPERTY AND EQUIPMENT:
  Leasehold Improvements                                              1,272,356
  Office Equipment                                                      150,377
  Less: Accumulated Depreciation                                       (562,127)
                                                                    -----------

  PROPERTY AND EQUIPMENT - NET                                          860,606
                                                                    -----------

OTHER ASSETS:
  Deferred Financing Costs,
    Net of Accumulated Amortization of $1,909,173                       229,009
  Deferred Offering Costs                                               398,257
  Deposits                                                              893,506
                                                                    -----------

    TOTAL OTHER ASSETS                                                1,520,772
                                                                    -----------
                                                                    $ 3,295,421
    TOTAL ASSETS
                                                                    ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
BALANCE SHEET AS OF SEPTEMBER 30, 2007
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' [DEFICIT]:
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                               $  4,610,471
  Note Payable, net of discount of $145,756                              2,907,576
  Deferred Salary and Taxes Payable                                         15,182
  Accrued Salary and Taxes Payable                                         218,860
  Air Traffic Liability                                                    172,859
                                                                      ------------
                                                                         7,924,948
  TOTAL CURRENT LIABILITIES

LONG-TERM DEBT - NET OF DISCOUNT OF $4,068,218                           4,581,782

LONG-TERM DERIVATIVE LIABILITY                                           1,860,247

DEFERRED CHARGES                                                           407,586
                                                                      ------------

  TOTAL LIABILITIES                                                     14,774,563
                                                                      ------------

COMMITMENTS AND CONTINGENCIES                                                 --
                                                                      ------------

STOCKHOLDERS' [DEFICIT]:
  Convertible Series A Preferred Stock, $0.001 Par Value; 1,500,000
    Shares Authorized; -0- Shares Issued and Outstanding                      --

  Common Stock, $0.001 Par Value; 95,000,000 Shares Authorized;
    36,737,939 Issued and Outstanding                                       36,738

  Additional Paid In Capital                                            12,677,829

  Deferred Equity Compensation                                             (74,980)

  Accumulated Deficit                                                  (24,118,729)
                                                                      ------------

  TOTAL STOCKHOLDERS' [DEFICIT]                                        (11,479,142)
                                                                      ------------
                                                                      $  3,295,421
  TOTAL LIABILITIES AND STOCKHOLDERS' [DEFICIT]
                                                                      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                     2 0 0 7         2 0 0 6        2 0 0 7         2 0 0 6
                                                     -------         -------        -------         -------


REVENUES                                         $  1,589,494    $    817,109    $  2,769,422    $  1,121,961
                                                 ------------    ------------    ------------    ------------

EXPENSES:
  Payroll                                             985,788         742,786       2,971,321       2,029,193
  Payroll Taxes and Benefits                          131,721          66,112         411,842         196,187
  Crew Costs and Other                                  8,023          30,030         228,066          83,053
  Substitute Service/Interrupted Passenger             10,624          12,865          11,959          12,865
  Maintenance                                         490,097         545,150       1,248,502         905,423
  Fuel                                                215,016         186,023         484,704         324,525
  Aircraft and Traffic Servicing                      232,921         111,839         627,219         180,526
  Other Taxes                                           2,090           7,465           6,374           8,309
  Professional Fees                                   414,398         426,528       1,391,905       1,224,451
  Insurance                                           167,327         230,329         570,444         472,152
  Office Expense                                       60,459          69,338         175,879         154,153
  Website and Website Design                            1,700           2,625           9,755          20,856
  Travel                                                8,553          16,062          31,458          48,618
  Rent                                                143,539         117,160         406,280         246,097
  Lease Expense - equipment                           471,723         415,585       1,424,711       1,010,603
  Reservation Expense                                  79,442          44,198         208,440         140,704
  Advertising                                          60,740         237,983         420,126       1,050,761
  Licenses and Fees                                       224             125           5,789          11,068
  Depreciation and Amortization                        96,553          82,012         311,592         161,081
                                                 ------------    ------------    ------------    ------------

  TOTAL EXPENSES                                    3,580,938       3,344,215      10,946,366       8,280,625
                                                 ------------    ------------    ------------    ------------
  OPERATING (LOSS)                                 (1,991,444)     (2,527,106)     (8,176,944)     (7,158,664)
                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest Income                                       1,472          23,220          15,485          95,593
  Interest Expense                                   (291,110)       (133,704)       (733,508)       (288,237)
  Amortization of Deferred Financing Costs         (1,467,506)        (54,750)     (1,728,491)       (282,938)
  Change in Fair Value of Derivative                2,775,433       2,612,854       2,821,430       2,994,900
  Amortization of Debt Discount                    (3,103,228)       (289,790)     (3,582,824)       (521,074)
                                                 ------------    ------------    ------------    ------------
  NET OTHER INCOME (EXPENSE)                       (2,084,939)      2,157,830      (3,207,908)      1,998,244
                                                 ------------    ------------    ------------    ------------
   Deduct: Preferred Stock Dividend                      --              --             --             --
                                                 ------------    ------------    ------------    ------------
  NET (LOSS) APPLICABLE TO COMMON SHAREHOLDERS     (4,076,383)       (369,276)   $(11,384,852)   $ (5,160,420)
                                                 ============    ============    ============    ============

  NET (LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                            $       (.11)   $       (.01)   $       (.32)   $       (.16)
                                                 ============    ============    ============    ============

  WEIGHTED AVERAGE NUMBER OF SHARES                36,681,497      32,435,074      35,955,892      31,801,169
                                                 ============    ============    ============    ============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
(UNAUDITED)

                                                                                                       ADDITIONAL
                                             PREFERRED STOCK                  COMMON STOCK              PAID-IN
                                          SHARES         AMOUNT          SHARES          AMOUNT          CAPITAL
                                       ------------    ------------    ------------    ------------    ------------

Balance at January 1, 2006                  316,000    $        316      30,795,723    $     30,796    $  6,167,184

Conversion of Amir Elbaz's
  stock to convertible note -
  February 23, 2006                            --              --          (494,505)           (495)       (494,010)
Conversion of Portfolio Lenders
  promissory note - March 26, 2006             --              --           500,000             500         249,500
Issuance of Restricted Stock              1,000,000           1,000       1,449,000      (1,450,000)           --
                                       ------------    ------------    ------------    ------------    ------------
Issuance of common stock to
  Newbridge Securities for
  services rendered                            --              --             5,556               6           9,994
                                       ------------    ------------    ------------    ------------    ------------
Issuance of common stock to
  IGAS for services rendered                   --              --           200,000             200         289,800
                                       ------------    ------------    ------------    ------------    ------------
Issuance of shares to Three Wing
  Flying Services for services
  rendered                                     --              --            20,000              20          28,980
                                       ------------    ------------    ------------    ------------    ------------
Conversion of preferred stock
  into common stock                        (269,000)           (269)        238,096             238              31
                                       ------------    ------------    ------------    ------------    ------------
Issuance of warrants for
  payment of services                          --              --              --              --           120,000
                                       ------------    ------------    ------------    ------------    ------------
Issuance of warrants for
  payment of services                          --              --              --              --           299,918
                                       ------------    ------------    ------------    ------------    ------------
Issuance of options for
  payment of services                          --              --              --              --           170,598
                                       ------------    ------------    ------------    ------------    ------------
Conversion of long term debt into
  common stock - August 15, 2006               --              --            50,126              50          49,950
                                       ------------    ------------    ------------    ------------    ------------
Conversion of long term debt into
  common stock - August 31, 2006               --              --            50,347              50          49,950
                                       ------------    ------------    ------------    ------------    ------------
Conversion of short term debt
  into common stock -
  September 11, 2006                           --              --           584,588             585         116,328
                                       ------------    ------------    ------------    ------------    ------------
Amortization of deferred
  equity compensation                          --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------
Net loss                                       --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------
Balance at
  September 30, 2006                         47,000    $         47      32,949,931    $     32,950    $  8,507,224
                                       ============    ============    ============    ============    ============

Balance at January 1, 2007                   47,000              47      35,449,931          35,450      11,531,008
Issuance of common stock
  to IGAS for services                         --              --            75,000              75          52,425
Issuance of options for
   payment of services - Breaux                --              --              --              --            23,934
Issuance of options for payment
  of services - IGAS                           --              --              --              --            23,934
Conversion of debt and accrued
  interest - A. Elbaz                          --              --           999,897           1,000         558,942
                                       ------------    ------------    ------------    ------------    ------------
Conversion of preferred
  stock into common stock                   (47,000)            (47)         61,951              62             (15)
                                       ------------    ------------    ------------    ------------    ------------
Issuance of common stock
  upon exercise of warrants                    --              --            55,000              55             445
                                       ------------    ------------    ------------    ------------    ------------
Issuance of convertible debt
  with beneficial conversion feature           --              --              --              --           209,934
                                       ------------    ------------    ------------    ------------    ------------
Amortization of deferred
  equity compensation                          --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------
Issuance of shares for cash                    --              --            96,160              96          49,904
                                       ------------    ------------    ------------    ------------    ------------
Issuance of debt with beneficial
  conversion feature and warrants              --              --              --              --           127,410
                                       ------------    ------------    ------------    ------------    ------------
Beneficial conversion feature
  from debt modification                       --              --              --              --            83,397

Value of Warrants issued
  to North Coast                               --              --              --              --            16,511
                                       ------------    ------------    ------------    ------------    ------------
Net Loss                                       --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------
Balance at
  September 30, 2007                           --              --        36,737,939          36,738      12,677,829





                                         DEFERRED
                                          EQUITY         ACCUMULATED
                                       COMPENSATION        DEFICIT           TOTAL
                                       ------------    ------------    ------------

Balance at January 1, 2006             $       --      $ (3,114,117)   $  3,084,180

Conversion of Amir Elbaz's
  stock to convertible note -
  February 23, 2006                            --              --          (494,505)
Conversion of Portfolio Lenders
  promissory note - March 26, 2006             --              --           250,000
Issuance of Restricted Stock
                                       ------------    ------------    ------------
Issuance of common stock to
  Newbridge Securities for
  services rendered                            --              --            10,000
                                       ------------    ------------    ------------
Issuance of common stock to
  IGAS for services rendered                   --              --           290,000
                                       ------------    ------------    ------------
Issuance of shares to Three Wing
  Flying Services for services
  rendered                                     --              --            29,000
                                       ------------    ------------    ------------
Conversion of preferred stock
  into common stock                            --              --              --
                                       ------------    ------------    ------------
Issuance of warrants for
  payment of services                                                       120,000
                                       ------------    ------------    ------------
Issuance of warrants for
  payment of services                      (299,918)           --              --
                                       ------------    ------------    ------------
Issuance of options for
  payment of services                          --              --           170,598
                                       ------------    ------------    ------------
Conversion of long term debt into
  common stock - August 15, 2006               --              --            50,000
                                       ------------    ------------    ------------
Conversion of long term debt into
  common stock - August 31, 2006               --              --            50,000
                                       ------------    ------------    ------------
Conversion of short term debt
  into common stock -
  September 11, 2006                           --              --           116,913
                                       ------------    ------------    ------------
Amortization of deferred
  equity compensation                       558,312            --           558,312
                                       ------------    ------------    ------------
Net loss                                       --        (5,160,420)     (5,160,420)
                                       ------------    ------------    ------------
Balance at
  September 30, 2006                   $ (1,191,605)   $ (8,274,537)   $   (925,921)
                                       ============    ============    ============

Balance at January 1, 2007                 (912,449)    (12,733,877)     (2,079,821)
Issuance of common stock
  to IGAS for services                         --              --            52,500
Issuance of options for
   payment of services - Breaux                --              --            23,934
Issuance of options for payment
  of services - IGAS                           --              --            23,934
Conversion of debt and accrued
  interest - A. Elbaz                          --              --           559,942
                                       ------------    ------------    ------------
Conversion of preferred
  stock into common stock                      --              --              --
                                       ------------    ------------    ------------
Issuance of common stock
  upon exercise of warrants                    --              --               500
                                       ------------    ------------    ------------
Issuance of convertible debt
  with beneficial conversion feature           --              --           209,934
                                       ------------    ------------    ------------
Amortization of deferred
  equity compensation                       558,313            --           558,313
                                       ------------    ------------    ------------
Issuance of shares for cash                    --              --            50,000
                                       ------------    ------------    ------------
Issuance of debt with beneficial
  conversion feature and warrants                              --           127,410
                                       ------------    ------------    ------------
Beneficial conversion feature
  from debt modification                                                     83,397

Value of Warrants issued
  to North Coast                               --              --            16,511
                                       ------------    ------------    ------------
Net Loss                                                (11,384,852)    (11,384,852)
                                       ------------    ------------    ------------
Balance at
  September 30, 2007                        (74,979)   (24,118,729)    (11,479,141)



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                           NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        2 0 0 7         2 0 0 6
                                                        -------         -------
OPERATING ACTIVITIES:
  Net (Loss)                                        $(11,384,852)   $(5,160,420)
  Adjustments to Reconcile Net (Loss)
    to Net Cash (Used for) Operating Activities:
      Depreciation Expense                               311,592        161,081
      Amortization of Deferred Financing Costs         1,728,491        282,938
      Recognition of Deferred Income                                    (70,731)
      Change in Fair Value of Derivative Liability    (2,821,430)     (2,994,900)
      Amortization of Debt Discount                    3,582,824        521,074
      Amortization of Deferred Equity Compensation       837,469        558,312
      Fees paid for Services - Noncash                   100,638        180,599
    Changes in Assets and Liabilities:
      (Increase) Decrease in:
        Accounts Receivable                             (315,815)      (123,465)
        Prepaid Expenses, and Other Current Assets       230,885       (217,676)
        Restricted Cash                                     (629)       (53,671)
         Deposits                                        (60,467)       202,765
      Increase (Decrease) in:
        Accounts Payable and Accrued Liabilities       2,851,146        826,566
        Deferred Charges                                (91,514)        600,000
                                                     -----------    -----------
  NET CASH - OPERATING ACTIVITIES                     (5,031,929)    (6,109,878)
                                                     -----------    -----------

INVESTING ACTIVITIES:
  Acquisition of Property and Equipment                 (196,171)    (1,029,269)
                                                     -----------    -----------

FINANCING ACTIVITIES:
  Proceeds From Short-Term Debt                        2,977,537      6,000,000
  Payment of Short-Term Debt                                --       (1,507,834)
  Release of Restricted Cash                                --          250,000
  Proceeds from Sale of Common Stock                      50,500           --
  Payment of Financing Costs                            (389,311)    (1,022,514)
                                                     -----------    -----------
  NET CASH - FINANCING ACTIVITIES                      2,638,726      3,719,652
                                                     -----------    -----------

  NET (DECREASE) INCREASE IN CASH                     (2,589,374)    (3,419,495)
                                                     -----------

CASH - BEGINNING OF PERIODS                            2,620,540      4,459,397
                                                     -----------    -----------

  CASH - END OF PERIODS                              $    31,166    $ 1,039,902
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest                                         $    36,684    $    2,096
    Income Taxes                                     $      --      $      --

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


The accompanying unaudited consolidated financial statements of U.S. Helicopter have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the nine and three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.


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

Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market and other markets will require additional capital. As of September 30, 2007, we had $31,166 in cash. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with our current cash and expected revenues from operations. We have recently entered into a number of financing transactions (see Notes 10 and 11 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.

On October 17, 2007 we closed on an equity financing with one of our current investors (Note 17 - Subsequent Events.

We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. During the next twelve months, we anticipate that we will need approximately $10.0 million of working capital (inclusive of capital expenditures), $12.0 million of lease financing, and $0.8 million to repay debt.

Such capital is expected to come from helicopter lease financing and the sale of equity or debt securities, which may include the sale of common stock under our existing $11 million Standby Equity Distribution Agreement ("SEDA") (Note 12). As of the date of this report, we are in discussions with financing sources for helicopter operating lease financing. We believe that if we are successful in raising approximately

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(2) GOING CONCERN (CONTINUED)

$22 million through $12 million of operating lease financing and $10 million of some combination of debt, equity or SEDA draws, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital improvements over the next 12 months. There can be no assurances, however, that we will be able to complete such financings on terms favorable to us or at all.

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

CASH EQUIVALENTS - We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. We had no cash equivalents at September 30, 2007.

RESTRICTED CASH - We had restricted cash of $180,071 at September 30, 2007. Our restricted cash at September 30, 2007 related to a cash deposit securing a letter of credit we were required to post.

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

We maintain our cash and cash equivalents in accounts with major financial institutions in the United States in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of September 30, 2007, we had approximately $147,880, in deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

We generally do not require collateral related to our financial instruments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the fact that most customers pay for the flights in advance of the flights. The allowance for doubtful accounts as of September 30, 2007 was $0. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," require the disclosure of fair values for all financial statements, both on- and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of September 30, 2007.

PROPERTY AND EQUIPMENT - We record our property and equipment at cost less accumulated depreciation. For financial reporting purposes, we use the straight-line method to compute depreciation based upon estimated useful lives of two to five years for flight equipment and one to seven years for other equipment. Leasehold improvements are amortized over the shorter of the related lease term or the estimated life of the improvements. Equipment under capital leases are amortized over the lease term and such amortization is included in the depreciation of property and equipment. Upon selling or otherwise disposing of property and equipment, we remove cost and accumulated depreciation from the accounts and reflect any resulting gain or loss in earnings. Depreciation and amortization totaled $311,592 and $161,081 for the nine months ended September 30, 2007 and 2006 and $96,553 and $82,012 for the three months ended September 30, 2007 and 2006, respectively.

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

We had revenue for the three months and nine months ended September 30, 2007 and 2006 as follows:

                                THREE MONTHS                    NINE MONTHS
                                SEPTEMBER 30,                  SEPTEMBER 30,

                           2 0 0 7       2 0 0 6           2 0 0 7     2 0 0 6
                           -------       -------           -------     -------

Scheduled Passenger       $1,175,838   $  132,461        $1,935,696   $  275,932
Charter                      403,207      681,400           809,690      836,627
Miscellaneous                 10,449        3,248            24,036        9,402
                          ----------   ----------        ----------   ----------

Totals                    $1,589,494   $  817,109        $2,769,422   $1,121,961
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

(4) DEPOSITS

We had deposits of $893,506 at September 30, 2007. Deposits are principally related to our leasing of four helicopters and a deposit we placed with a manufacturer for the purchase of four new helicopters.

(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

We had accounts payable and accrued expenses of $4,610,468 at September 30, 2007, broken down as follows:


Professional Fees                                             $    639,899
Reservations Service                                               159,044
Advertising                                                        117,914
Maintenance                                                        896,889
Insurance                                                          279,200
Interest                                                         1,044,592
Deferred Financing Costs                                           287,390
Training                                                           165,600
Lease Expense                                                      770,762
Other Accounts Payable and Accrued Expenses                        249,180
                                                              -------------
    TOTALS                                                    $  4,610,470
                                                              =============

(6) AIR TRAFFIC LIABILITY

We had air traffic liability of $172,859 at September 30, 2007. Air traffic liability refers to tickets we have sold where the passenger has not yet used the ticket to fly.

(7)OFFICERS PAYROLL

Effective April 16, 2004, U.S. Helicopter entered into a five-year employment agreement with John G. Murphy. Mr. Murphy is employed as the President and Chief Executive Officer of U.S. Helicopter. Mr. Murphy's annual salary is $225,000. Payment of Mr. Murphy's salary commenced on August 9, 2004. Mr. Murphy deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11], our five most senior executive officers (collectively, "Management") agreed to reduce their salaries by 20% until such time as the August 2007 Debenture and debentures previously issued by us to YA in the aggregate principal amount of $1,600,000 are repaid in full (collectively, the "YA Bridge Loans"). After we make such repayments, Management's salaries will be reinstated in full, and all unpaid salary amounts will be issued to Management in the form of shares of our common stock at a price equal to the greater of the volume weighted average price of our common stock as

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(7)OFFICERS PAYROLL (CONTINUED)

quoted by Bloomberg, LP on the day prior to the repayment date of the YA Bridge Loans or $0.50 per share. Each Management member has the option, however, to receive payment of such unpaid salary in cash to the extent of such Management member's contribution to the Common Stock Purchase [Note 11] once the total indebtedness owed by us to YA is $5.0 million or less.

George J. Mehm, Jr. is employed as the Senior Vice President, Treasurer and Chief Financial Officer of U.S. Helicopter. Mr. Mehm's annual salary is $130,000. Payment of Mr. Mehm's salary commenced on August 9, 2004. Mr. Mehm deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11], Mr. Mehm, as one of our five most senior executive officers, agreed to reduce his salary by 20% until the YA Bridge Loans are repaid in full (see above).

Donal McSullivan is employed as the Senior Vice President and Chief Marketing Officer of U.S. Helicopter. Mr. McSullivan's annual salary is $130,000. Payment of Mr. McSullivan's salary began on August 9, 2004. Mr. McSullivan deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11], Mr. McSullivan, as one of our five most senior executive officers, agreed to reduce his salary by 20% until the YA Bridge Loans are repaid in full (see above).

Effective July 18, 2004, U.S. Helicopter entered into a five-year employment agreement with Gabriel Roberts. Mr. Roberts is employed as the Vice President of Finance and Administration of U.S. Helicopter. Mr. Roberts is currently being paid at the annual rate of $95,000. Payment of Mr. Roberts' salary commenced on August 9, 2004. Mr. Roberts deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11], Mr. Roberts, as one of our five most senior executive officers, agreed to reduce his salary by 20% until the YA Bridge Loans are repaid in full (see above).

Terence O. Dennison is employed as the Senior Vice President and Chief Operating Officer of U.S. Helicopter. Mr. Dennison is currently being paid at the annual rate of $130,000. Mr. Dennison deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11], Mr. Dennison, as one of our five most senior executive officers, agreed to reduce his salary by 20% until the YA Bridge Loans are repaid in full (see above).

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


On March 30, 2006 we issued a total of 1,000,000 shares of common stock to various directors, officers, employees and consultants of the Company in connection with our 2004 Stock Incentive Plan ("Restricted

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(8) STOCK-BASED COMPENSATION (CONTINUED)

Stock Awards") as Deferred Equity Compensation. The Restricted Stock Awards have a restriction on transferability and sale for a period of 18 months from and after the issuance date. We expensed $725,000 for these Restricted Stock Awards in the first nine months of 2007. There are no further expenses under the Restricted Stock Awards for the balance of 2007.

In 2006, we issued an additional 226,000 shares of common stock and options to purchase an additional 576,000 shares of common stock to employees, officers and directors, which have various restrictions on transferability and sale for periods after the issuance date.In the first quarter of 2007, we issued an additional 75,000 shares of common stock and 600,000 options to purchase shares of common stock to non-employees for services, which have various restrictions on transferability and sale for periods after the issuance date.

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

At September 30, 2007, we had net deferred financing costs of $229,009. During the third quarter of 2007 we expensed the remaining costs related to the placement of the March 2006 Debenture, the November 2006 Debenture, the March 2007 Debenture and the May 2007 Debenture as a result of the debenture and warrant modifications under the August 2007 Debenture Transaction [Note 11]. The balances of the New Debenture and the August 2005 Debenture were converted on September 11, 2006 and all deferred financing costs related to that issuance were written off at that time. We recorded amortization expense related to deferred financing totaling $1,728,491 and $282,938 for the nine month periods ended September 30, 2007 and 2006, respectively and $1,467,506 and $54,750 for the three month periods ended September 30, 2007 and 2006, respectively.

At September 30, 2007, we had net deferred offering costs of $398,257. These costs were primarily related to our Standby Equity Distribution Agreement [Note 12] and will be offset against the proceeds of the offering, when consummated and the common stock purchase completed in October 2007 [Note 17], which will be offset against the proceeds of the stock purchase in October 2007.

(11) CONVERTIBLE DEBT

LONG-TERM CONVERTIBLE DEBT -

On March 30, 2006 we issued a $6,000,000, 8% interest convertible debenture maturing March 31, 2009 (the "March 2006 Debenture") to Cornell Capital. Proceeds from the March 2006 Debenture were used to repay prior loans from Cornell Capital such that a combined $113,497 was still outstanding. This amount was converted on September 11, 2006 at a price of $0.20 per share. We registered shares equal to the amount of shares which may be converted under the March 2006 Debenture pursuant to an amended registration statement declared effective by the SEC on May 14, 2007. Upon issuance, the March 2006 Debenture was convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(11) CONVERTIBLE DEBT (CONTINUED)

during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The March 2006 Debenture has a three-year term and accrues interest at 8% per year payable in our common stock at the rate equal to the conversion price of the March 2006 Debenture in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009. To date, we have issued a total of 100,473 shares to Cornell Capital pursuant to conversion notices of a total of $100,000 under the March 2006 Debenture. In connection with this financing, we issued to Cornell Capital five year warrants with the following exercise prices: 1,250,000 at $1.00 per share, 1,250,000 at $1.15 per share, 1,250,000 at $1.30 and
1,250,000 at $1.45. The two warrants with exercise prices of $1.00 and $1.25 were converted on October 20, 2006 [Note 12]. We later reduced the exercise prices of the remaining two warrants to $0.50 per share in August 2007 as described below. We have separately filed a registration statement including these shares with the Securities and Exchange Commission.

On November 10, 2006, we entered into a Securities Purchase Agreement (the "November SPA") with Cornell Capital pursuant to which we issued a secured convertible debenture to Cornell Capital in the principal amount of $2,750,000 (the "November 2006 Debenture"). The November 2006 Debenture matures 36 months after issuance and accrues interest at 8% per year which is payable in shares of our common stock at the lower of $0.50 per share or 95% of the lowest daily volume weighted average price of our common stock ("Fair Market Value") for the 30-day period prior to the interest payment due date.

Upon issuance, the November 2006 Debenture was convertible at Cornell Capital's option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the fair market value of our common stock for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the November 2006 Debenture. We are required to register the shares issuable upon conversion of the November 2006 Debenture and the warrants issued in connection therewith within 45 days of our receipt of a written request from Cornell Capital to register such shares. Cornell Capital's conversion right under the November 2006 Debenture is subject to certain limitations including that Cornell Capital may not convert the November 2006 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.99% of our then outstanding common stock. Effective May 10, 2007, Cornell Capital agreed to limit its resales of our common stock acquired under the November 2006 Debenture to no more than $250,000 for a period of 30 days if our common stock falls below $1.45 per share for five consecutive trading days (the "Resale Limitation"). The Resale Limitation would not apply upon an event of default as defined in the November 2006 Debenture, if waived in writing by us, or to private resales by Cornell Capital. We are required pursuant to the November 2006 Debenture to reserve a total of 20% of the maximum number of shares that may be owned by persons who are not U.S. citizens as determined in accordance with U.S. Department of Transportation regulations for issuance pursuant to the November 2006 Debenture. Pursuant to the November SPA, we issued to Cornell Capital warrants to purchase a total of 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants). We later reduced the exercise prices of these warrants to $0.50 per share in August 2007 as described below.

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

On March 30, 2007, we entered into a Securities Purchase Agreement (the "March 2007 SPA") with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $1,100,000 (the "March 2007 Debenture"). The March 2007 Debenture is convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(11) CONVERTIBLE DEBT (CONTINUED)

less than $.001. The March 2007 Debenture was repayable as of June 30, 2007; however, if we were not successful in completing a financing of at least $1.1 million at such time and no event of default occurs under the debentures, the maturity date will be extended until September 30, 2007. The debentures accrue interest at 12% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. In the event that the maturity date for the March 2007 Debenture is extended, the interest rate under the debentures will increase by two percent per month through and until September 30, 2007. We used the proceeds received in this financing for working capital. On October 17, 2007, we repaid a total of $255,162 in principal, plus $85,710 of accrued interest payable under the March 2007 Debenture.

Pursuant to the March 2007 SPA, we issued warrants to Cornell Capital to purchase a total of 155,481 shares of our common stock with the following exercise prices: $1.15 per share (as to 47,827 warrants); $1.35 per share (as to 40,741 warrants); $1.55 per share (as to 35,484 warrants); and $1.75 per share (as to 31,429 warrants). We later reduced the exercise prices of these warrants to $0.50 per share in August 2007 as described below. The warrants are exercisable for a period of five years. We entered into an amended security agreement with Cornell Capital pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debentures issued by us to Cornell Capital.

On May 14, 2007, we entered into a Securities Purchase Agreement with Cornell Capital (the "May 2007 SPA") pursuant to which we issued convertible debentures in the principal amount of $500,000 (the "May 2007 Debenture"). Upon issuance, the May 2007 Debenture was convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The May 2007 Debenture was repayable as of July 14, 2007. The debentures accrued interest at 18% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. On October 17, 2007, we repaid the May 2007 in full.

Pursuant to the May 2007 SPA, we issued warrants to Cornell Capital to purchase a total of 99,144 shares of our common stock with the following exercise prices:
$1.00 per share (as to 31,250 warrants); $1.20 per share (as to 26,042 warrants); $1.40 per share (as to 22,321 warrants); and $1.60 per share (as to 19,531 warrants). The warrants are exercisable for a period of five years. We later reduced the exercise prices of these warrants to $0.50 per share in August 2007 as described below. We entered into an amended security agreement with Cornell Capital pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debentures issued by us to Cornell Capital.

On August 24, 2007, we entered into a Securities Purchase Agreement with YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP ("YA") (the "August 2007 SPA") pursuant to which we issued convertible debentures in the principal amount of $800,000 (the "August 2007 Debenture"). The August 2007 Debenture is convertible at the option of YA any time up to maturity at a conversion price equal to the lesser of $0.50 or 80% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the conversion date. The August 2007 Debenture was repayable as of October 24, 2007 and accrued interest at 18% per year payable in cash. We repaid the August 2007 Debenture in full on October 17, 2007.

Pursuant to the Securities Purchase Agreement, we issued warrants to YA to purchase a total of 2,745,375 shares of our common stock with the exercise prices of $0.50 per share (as to 1,045,375 warrants) and $0.01 per share (as to 1,700,000 warrants). The warrants are exercisable for a period of five years. We entered into an amended security agreement with YA pursuant to which we continued the security interest of YA in all our assets which we granted in connection with the original debentures issued by us to YA.

As a condition to closing the August 2007 Debenture Transaction, YA and certain of our bridge lenders (the "Bridge Lenders") entered into a Subordination Agreement providing that payment by us of the bridge loans made by the Bridge Lenders in the aggregate amount of $500,000 shall be subordinate to our repayment of all indebtedness owed to YA. In consideration of the Bridge Lenders' agreement to subordinate repayment of their loans, we agreed to amend the exercise price of 312,500 warrants issued to the Bridge Lenders from $0.50 to $0.01 per share. In addition, the maturity date of the Bridge Lenders' loans was extended to October 31, 2007. We have repaid these bridge loans in full in October 2007.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(11) CONVERTIBLE DEBT (CONTINUED)

As an additional condition to closing the August 2007 Debenture transaction, our five most senior executive officers (collectively, "Management") purchased shares of our common stock at a purchase price of $0.52 per share (the "Common Stock Purchase"). In addition, Management agreed to reduce their salaries by 20% until such time as the August 2007 Debenture and debentures previously issued by us to YA in the aggregate principal amount of $1,600,000 are repaid in full (collectively, the "YA Bridge Loans"). After we make such repayments, Management's salaries will be reinstated in full, and all unpaid salary amounts will be issued to Management in the form of shares of our common stock at a price equal to the greater of the volume weighted average price of our common stock as quoted by Bloomberg, LP on the day prior to the repayment date of the YA Bridge Loans or $0.50 per share. Each Management member has the option, however, to receive payment of such unpaid salary in cash to the extent of such Management member's contribution to the Common Stock Purchase once the total indebtedness owed by us to YA is $5.0 million or less.

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

In valuing the terms of the March 2006 Debenture, the November 2006 Debenture, the March 2007 Debenture, the May 2007 Debenture and the August 2007 Debenture in accordance with SFAS No. 133, we elected to value the debenture using the Black Scholes-Merton model. The effect of this valuation was the creation of a long-term derivative liability of $3,724,718 for the March 2006 Debenture, $80,140 for the November 2006 Debenture, $5,449 for the March 2007 Debenture, $5,271 for the May 2007 Debenture and $1,215,504 related to the August 2007 Debenture, which was recorded as a long-term derivative liability and as discounts to the corresponding debt. These discounts are being amortized over the respective 36 month lives of the March 2006 Debenture and the November 2006 Debenture, the six month life of the March 2007 Debenture and the two month life of the May 2007 Debenture and August 2007 Debenture. The long-term derivative liability is periodically revalued using the Black-Scholes-Merton model. For the nine month periods ended September 30, 2007 and 2006 we recorded changes in fair value of derivative liability of $2,821,430, and $2,994,900, respectively, in the Statement of Operations. For the three month periods ended September 30, 2007 and 2006 we recorded changes in fair value of derivative liability of $2,775,433 and $2,612,854, respectively, in the Statement of Operations.

On August 24, 2007, we amended the terms of four secured convertible debentures previously issued to YA on March 31, 2006 (in the principal amount of $5.9 million), November 3, 2006 (in the principal amount of $2.75 million), March 30, 2007 (in the principal amount of $1.1 million) and May 14, 2007 (in the principal amount of $.5 million) (collectively, the "Prior Debentures"). The Prior Debentures contained conversion prices equal to the lesser of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock for the 30 days prior to the notice of exercise ("Fair Market Value"), as adjusted in accordance with the terms of the Prior Debentures, and provided for an adjustment in the conversion price in the event that we issued shares of our common stock for a price per share less than the conversion price of the Prior Debentures.

In addition, on August 24, 2007, we amended eighteen warrants previously issued to YA in connection with certain convertible debenture financings (the "Prior Warrants"). The Prior Warrants provided YA with the right to purchase an aggregate of 5,254,625 shares of our common stock at exercise prices ranging from

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(11) CONVERTIBLE DEBT (CONTINUED)

$1.00 per share to $1.75 per share. The Prior Warrants provided for an adjustment in the exercise price and the number of shares issuable under the Prior Warrants in the event that we issued shares of our common stock for a price per share less than the exercise price of the applicable Prior Warrant.

In light of the 2007 Bridge Loans and in accordance with the terms of the Prior Warrants, we issued amended and restated warrants to YA providing for the issuance of up to an aggregate of 8,407,400 shares of our common stock at an exercise price of $0.50 per share, reflecting an increase of 3,152,775 shares issuable pursuant to such warrants.

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

On August 24, 2007, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $800,000 (see above).

On June 15 and June 20, 2007, respectively, we entered into Convertible Note Purchase Agreements with two investors (the "Investors"), pursuant to which we issued a total of $250,000 in principal amount of convertible notes (the "Notes"). In connection with these financings, we also issued to the Investors warrants (the "Warrants") to purchase an aggregate of 312,500 shares of our common stock as an inducement to enter into the transactions. The Warrants contain an exercise price of $0.50 per share and are exercisable for a period of five years. In October 2007, we received notice that one Investor elected to convert its Note in full, plus accrued interest totaling $157,644 into a total of 525,480 shares of common stock, and we repaid the other Note in full.

The Notes accrued interest at the rate of 15% per annum, of which 30 days worth of interest was paid in advance on the respective closing dates. We also paid origination fees totaling $12,500 to the Investors upon the closings of the Notes. The Notes, together with accrued and unpaid interest, were convertible at the option of the holders into shares of our common stock at a conversion price equal to $0.50 per share. The Notes, along with all accrued and unpaid interest, were repayable on the earlier of (a) the first closing of a private placement of our debt or equity securities, or (b) 120 days after the closing of the Notes. Repayment of the Notes was secured by certain of our assets and we were obligated to prepay the Notes out of certain revenues to be received by us. The proceeds of these financings were used for general working capital purposes.

Between July and August 2007, we completed bridge loan transactions with certain investors pursuant to which we issued promissory notes totaling $522,000 in principal that are convertible into shares of our common stock at a price of $0.50 per share (the "2007 Bridge Loans"). In light of these transactions and in accordance with the terms of the Prior Debentures, we amended the terms of the Prior Debentures to provide for a conversion price equal to the lesser of $0.50 per share or 95% of the Fair Market Value of our common stock. We repaid the 2007 Bridge Loans on October 17, 2007.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(11) CONVERTIBLE DEBT (CONTINUED)

Future principal repayment as of September 30, 2007 is as follows:

YEAR ENDING
DECEMBER 31,
    2007                                                  $   3,053,332
    2008                                                              --
    2009                                                      8,650,000
    Thereafter                                                        --
                                                          --------------
    TOTAL                                                 $  11,703,332
                                                          ==============

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

During 2006, holders of 53,800 Units converted their preferred shares into 238,096 of our common shares. During the second quarter of 2007, holders of 9,400 Units converted their preferred shares into 61,951 shares of our common stock. At September 30, 2007, there were no preferred shares outstanding. Our Series A Preferred Stock is the only class of preferred stock authorized for issuance by us as of September 30, 2007.

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

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(12) SECURITIES OFFERINGS (CONTINUED)

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

Effective February 1, 2006, we entered into an agreement to use an additional 1,590 square feet of space at the DMH as our passenger facility. The term of the agreement expired August 16, 2007, which corresponded to the expiration of the Port Authority's agreement with the City of New York for the DMH. The lease between the Port Authority and the City of New York has not been extended to date and we remain a tenant on a monthly basis. The monthly rental for the space is $6,360. In addition, we agreed to pay the Port Authority an additional fee of $8,333 per month, which may increase based on the gross receipts we earn from DMH departing flights. We do not anticipate any additional fee payments over the next 12 months.

On February 8, 2006, we entered into a one year lease agreement for office and hangar space for our operations base. Monthly rent is approximately $16,000. We accounted for this rent expense as paid, since the difference in accounting on a straight-line basis is immaterial. We also agreed to issue 20,000 shares of our common stock to the lessor. We renewed this lease with the lessor for one year, with renewal options, at a monthly rent of approximately $17,000 per month.

On December 1, 2006, we entered into a three year lease agreement for office space in Cranford, New Jersey. Monthly rent for this facility is $4,732 for the first year of the lease, $4,845 for the second year of the lease and $4,957 for the third year of the lease.

Total rental expense was $406,280 and $246,097 for the nine months ended September 30, 2007 and 2006 and $143,539 and $117,160 for the three months ended September 30, 2007 and 2006, respectively.

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

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(13) COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

(14) RELATED PARTY TRANSACTIONS

Donal McSullivan, Senior Vice President and Chief Marketing Officer, and John Capozzi, Marketing and Business Development Advisor and Director, have provided certain consulting services to the Company from its inception. In connection with the provision of such consulting services, they had an agreement with the Company (the "Marketing Services Agreement") to jointly receive 10% of the proceeds of any financings arranged with Cornell Capital and certain other investors. As of the date of this report, they have received $832,500 of the proceeds of the transactions with Cornell Capital and certain other investors plus warrants to purchase up to 600,000 shares of the Company's common stock. On January 17, 2007, we entered into a Settlement Agreement and Release with respect to the Marketing Services Agreement. In exchange for a full termination of the Marketing Services Agreement, we agreed to the following: (i) a payment of $50,000 to each of Mr. Capozzi and Mr. McSullivan upon the signing of the settlement agreement; (ii) a payment of $99,985 to each of Mr. Capozzi and Mr. McSullivan as of March 15, 2007; and (iii) the issuance of warrants to purchase 300,000 and 200,000 shares to Mr. Capozzi and Mr. McSullivan, respectively, with an exercise price of $0.05 per share and a term of five years. As of the date of this report, we have not made the payment described in (ii). In connection with the May 2007 Debenture financing, we have agreed to not make such payment until we receive at least $10 million in financing transactions and our Board reasonably believes we will have sufficient capital to finance operations for the 12 months following such financing.

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

We recorded $47,868 and $-0- in the nine month periods ending September 30, 2007 and 2006, respectively in recognition of the cost of the options issued in 2007 and 2006.

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(16) STOCK OPTIONS ISSUED UNDER 2004 STOCK INCENTIVE PLAN (CONTINUED)

The following is a summary of options outstanding:

                                           WEIGHTED AVERAGE
                                           NUMBER OF SHARES  EXERCISE PRICE
                                           ----------------  --------------

Outstanding at December 31, 2004               812,000     $         0.50

Granted                                         70,000               0.50
Exercised                                         --                 --
Forfeited                                         --                 --
                                             ---------     --------------

Outstanding at December 31, 2005               882,000     $         0.50
                                             =========     ==============
                                               576,000     $ 0.50 - $1.40
Granted
Exercised                                         --                 --
Forfeited                                      (70,000)              0.50
                                             ---------     --------------
Outstanding at December 31, 2006             1,388,000     $ 0.50 - $1.40
                                             =========     ==============


 Granted                                       600,000     $         1.05
 Exercised                                        --                   --
 Forfeited                                        --                   --
                                             ---------     --------------
 Outstanding at September 30, 2007           1,988,000     $ 0.50 - $1.40
                                             ---------     --------------

                                                At                  At
                                                                DECEMBER 31,
                                        SEPTEMBER 30, 2007           2006
                                        ------------------      -------------
Options Exercisable                          1,425,500            1,225,500
                                            ==========            =========

                                         Nine Months Ended        Year Ended
                                            SEPTEMBER 30,         DECEMBER 31,
                                                2007                 2006
                                                ----                 ----

Weighted Average Fair Value of Options
  Granted During the Periods                 $  47,868           $ 170,559
                                             =========           =========

As of September 30, 2007 the weighted average exercise price of all of our employee stock options is $0.853. The weighted average remaining contractual life is approximately 6.82 years.

As of September 30, 2007, the weighted average exercise price for our employee stock options which have vested is $0.736. The weighted average contractual life is approximately 7.22 years.

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
Expected Life                              10 years                  N/A
Expected Volatility                             N/A                  N/A

(17) SUBSEQUENT EVENTS

On October 17, 2007, U.S. Helicopter Corporation ("we") received gross proceeds of $6,600,000 in a private placement transaction with International Financial Advisors, K.S.C.C. ("IFA") pursuant to a Securities Purchase Agreement dated October 15, 2007 (the "SPA") and entered into on October 17, 2007. In accordance with the terms of the SPA, we issued to IFA 8,000,000 shares of our common stock, par value $0.001 per share ("Common Stock"), plus warrants to purchase an additional 14,000,000 shares of

U.S. HELICOPTER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(17) SUBSEQUENT EVENTS (CONTINUED)

Common Stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance. As an inducement to enter into the SPA, we also agreed to issue to IFA warrants to purchase an additional 14,700,000 shares of Common Stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance. The 8,000,000 shares of common stock issued to IFA are non-voting due to U.S. Department of Transportation regulations limiting the amount of ownership of U.S. Helicopter (a domestic airline) by foreign persons. To the extent that the shares may become voting shares in the future, they will not become so if it would result in non-U.S. citizens holding more than 24.99% of the voting stock or 49.9% of our total outstanding shares.

Our completion of the SPA financing with IFA required that we repay certain bridge loans owed to YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. ("YA"). As agreed upon between YA and us, we paid YA a total of approximately $1,700,000 out of the gross proceeds received by us in connection with the SPA. As a result of this repayment, convertible debentures issued by us to YA on August 24, 2007 (in the principal amount of $800,000) and May 14, 2007 (in the principal amount of $500,000), inclusive of interest, were repaid in full, and we repaid a total of approximately $340,000 in connection with a convertible debenture issued by us to YA on March 30, 2007 (in the principal amount of $1,100,000), leaving a total of approximately $845,000 due and owing under such debenture as of October 17, 2007.

U.S. HELICOPTER CORPORATION NOTES TO FINANCIAL STATEMENTS

(17) SUBSEQUENT EVENTS (CONTINUED)

The following pro forma balance sheet takes into account the effects of our October 2007 financing with IFA as described above.


U.S. HELICOPTER CORPORATION
PRO FORMA BALANCE SHEET AS OF SEPTEMBER 30, 2007
(UNAUDITED)


                                                          PRO FORMA
                                           AS REPORTED    ADJUSTMENTS   AS ADJUSTED


Assets:
Current Assets:
  Cash                                    $    31,166    $ 3,816,850    $ 3,848,016
  Restricted Cash                             180,071                       180,071
  Accounts Receivable                         356,409                       356,409
  Inventory                                    45,276                        45,276
  Prepaid Expenses                            212,022                       212,022
  Other Current Assets                         89,099                        89,099

     Total Current Assets                     914,043      3,816,850      4,730,893

Property and Equipment:
  Leasehold Improvements                    1,272,356                     1,272,356
  Office Equipment                            150,377                       150,377
  Less: Accumulated Depreciation             (562,127)                     (562,127)

     Property and Equipment - Net             860,606              0        860,606

Other Assets:
  Deferred Financing Costs - Net              229,009                       229,009
  Deferred Offerings Costs                    398,257       (398,257)             0
  Deposits                                    893,506                       893,506

     Total Other Assets                     1,520,772       (398,257)     1,122,515

     Total Assets                           3,295,421      3,418,593      6,714,014





Liabilities and Stockholders' Deficit:
Current Liabilities:
  Accounts Payable and Accrued Expenses     4,610,471       (613,854)     3,996,617
  Notes Payable, Net of Discount            2,907,576     (2,085,022)       822,554
  Current Maturities of Long-Term Debt              0                             0
  Deferred Salary and Taxes Payable            15,182                        15,182
  Accrued Salary and Taxes Payable            218,860                       218,860
  Air Traffic Liability                       172,859                       172,859

     Total Current Liabilities              7,924,948     (2,698,876)     5,226,072

Long-Term Debt - Net of Discount            4,581,782                     4,581,782

Long-Term Derivative Liability              1,860,247           (182)     1,860,065

Deferred Charges                              407,586                       407,586

     Total Liabilities                     14,774,563     (2,699,058)    12,075,505

Commitments and Contingencies

Stockholders' Deficit:
  Convertible Series A Preferred Stock              0                             0
  Common Stock                                 36,738          8,522         45,260
  Additional Paid in Capital               12,677,829      6,109,129     18,786,958
  Deferred Equity Compensation                (74,980)                     (74,980)
  Accumulated Deficit                     (24,118,729)                 (24,118,729)

     Total Stockholders' Deficit          (11,479,142)     6,117,651    (5,361,491)

     Total Liabilities and
     Stockholders' Deficit                  3,295,421      3,418,593      6,714,014


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


GENERAL


         We believe the timing is favorable, particularly in light of traffic congestion problems affecting many of the nation's highways serving major metropolitan areas during peak traffic hours (especially direct and connecting routes to major airports where gridlock has become the norm), to introduce our "Metro-Hop" Airport Shuttle Service. Our MASS service will provide regular, scheduled passenger helicopter service between many of the nation's larger metropolitan airports and surrounding city-based heliports. On March 27, 2006, we commenced regularly scheduled flight operations between the Downtown Manhattan Heliport and JFK International Airport. We expanded service to Newark Liberty Airport in December 2006. We further expanded service from the East 34th Street Heliport to Kennedy Airport and Newark Liberty Airport in February 2007. On July 6, 2007, we commenced weekend service through September between Manhattan and East Hampton, New York on a seasonal basis. We estimate that there are annually over 29 million air passengers traveling in and out of Manhattan who could utilize a regularly scheduled helicopter service to access major airports, when it becomes available.


         Our principal target market is the business traveler who, we believe, are willing to pay fares between $129 and $169. Individual travelers will purchase tickets at the higher price range. Large corporate travel management companies or corporations will purchase volume sales, which will be negotiated at a "per-ticket-price" at the lower price range and will be based upon large ticket commitments. Our approximate 8-minute regularly scheduled U.S. Helicopter flight from Manhattan to Kennedy Airport stands in contrast to paying $850 to $2,770 for the same flight offered by a charter helicopter service or paying fares from $75-$125 plus tolls and tips for 65-125 minutes of travel time (or longer) via taxi or limousine airport ride. While our service is available to the general public including corporate CEOs and affluent leisure travelers, we believe our service has the greatest appeal to the segment of the business traveler market (like managers, directors, etc.) who use town car/executive car services, limos or taxi transportation, travel 2-3 times per month and recognize the true time-saving value offered via helicopter. We believe our service is highly attractive (for personal reasons as well as business reasons) compared to ground-based travel when the helicopter connection is reasonably and moderately priced in the range that U.S. Helicopter offers.

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


FINANCING TRANSACTIONS


         Since inception, we have incurred substantial operating losses. As of September 30, 2007, we had an accumulated deficit of $(24,118,729). We did not receive any revenues from inception until the start of operations on March 27, 2006. Our operations have been financed primarily through the sale of secured convertible debentures, the cash exercise of outstanding warrants, the private placement of our equity securities, the private placement of convertible notes, and a sale of equity securities comprising 63,200 Units consisting of Series A Preferred Stock and common stock purchase warrants. The terms of these debt and equity financings are set forth below.


OCTOBER 2007 PRIVATE PLACEMENT

         On October 17, 2007, U.S. Helicopter Corporation ("we") received gross proceeds of $6,600,000 in a private placement transaction with International Financial Advisors, K.S.C.C. ("IFA") pursuant to a Securities Purchase Agreement dated October 15, 2007 (the "IFA SPA") and entered into on October 17, 2007. In accordance with the terms of the IFA SPA, we issued to IFA 8,000,000 shares of our Common Stock, plus warrants to purchase an additional 14,000,000 shares of

Common Stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance. As an inducement to enter into the SPA, we also agreed to issue to IFA warrants to purchase an additional 14,700,000 shares of Common Stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance. The 8,000,000 shares of common stock issued to IFA are non-voting due to U.S. Department of Transportation regulations limiting the amount of ownership of U.S. Helicopter (a domestic airline) by foreign persons. To the extent that the shares may become voting shares in the future, they will not become so if it would result in non-U.S. citizens holding more than 24.99% of the voting stock or 49.9% of our total outstanding shares.

         In accordance with the terms of the IFA SPA, we agreed to increase the number of our directors to nine and granted IFA the right to appoint one additional director. As a result, IFA presently maintains the right to appoint two directors to our Board, after taking into account IFA's right to appoint a director in connection with a previous financing transaction between IFA and us on October 26, 2005.

         We also agreed to grant IFA certain anti-dilution rights in the event that we conclude a financing transaction in the 12 month period following the closing with IFA, as well as a right to participate in any future financing in an amount equal to one-third of the gross proceeds to be raised in such future offering for a period of two years following the SPA closing.

         Our completion of the SPA financing with IFA required that we repay certain bridge loans owed to YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. ("YA"). As agreed upon between YA and us, we paid YA a total of approximately $1,700,000 out of the gross proceeds received by us in connection with the SPA. As a result of this repayment, convertible debentures issued by us to YA on August 24, 2007 (in the principal amount of $800,000) and May 14, 2007 (in the principal amount of $500,000), inclusive of interest, were repaid in full, and we repaid a total of approximately $340,000 in connection with a convertible debenture issued by us to YA on March 30, 2007 (in the principal amount of $1,100,000), leaving a total of approximately $845,000 due and owing under such debenture as of October 17, 2007.

         We did not pay any commissions in accordance with this transaction.

AUGUST 2007 CONVERTIBLE DEBENTURE FINANCING

         On August 24, 2007, we entered into a Securities Purchase Agreement with YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP ("YA") pursuant to which we issued convertible debentures in the principal amount of $800,000 (the "August 2007 Debenture"). The debentures are convertible at the option of YA any time up to maturity at a conversion price equal to the lesser of $0.50 or 80% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the conversion date. The debentures were repayable as of October 24, 2007 and accrued interest at 18% per year payable in cash. We used the proceeds received in this financing for working capital. On October 17, 2007, we repaid all principal and accrued interest under the August 2007 Debenture in connection with proceeds received under the IFA SPA.

         Pursuant to the Securities Purchase Agreement, we issued warrants to YA to purchase a total of 2,745,375 shares of our common stock with exercise prices of $0.50 per share (as to 1,045,375 warrants) and $0.01 per share (as to 1,700,000 warrants). The warrants are exercisable for a period of five years.

         We entered into an amended security agreement with YA pursuant to which we continued the security interest of YA in all our assets which we granted in connection with the original debentures issued by us to YA.

         We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants issued in this transaction in the event we determine to file a registration statement other than on Form S-4 or Form S-8 and YA elects to include the shares issuable upon conversion of the debentures and upon exercise of the warrants in such registration statement.

         Commissions to YA in connection with this transaction included a monitoring fee of 6% of the purchase price of the debentures which we paid in cash ($48,000). We also paid structuring fees to Yorkville Advisors, LLC of $10,000.

         As a condition to closing the August 2007 Debenture Transaction, YA and certain of our bridge lenders (the "Bridge Lenders") entered into a Subordination Agreement providing that payment by us of the bridge loans made by the Bridge Lenders in the aggregate amount of $500,000 shall be subordinate to our repayment of all indebtedness owed to YA. In consideration of the Bridge Lenders' agreement to subordinate repayment of their loans, we agreed to amend the exercise price of 312,500 warrants issued to the Bridge Lenders from $0.50 to $0.01 per share. In addition, the maturity date of the Bridge Lenders' loans was extended to October 31, 2007. In October 2007, we received notice that one bridge lender elected to convert its bridge loan in the principal amount of $150,000, and we repaid all other non-YA bridge loans.

         As an additional condition to closing the August 2007 Debenture transaction, our five most senior executive officers (collectively, "Management") purchased shares of our common stock at a purchase price of $0.52 per share (the "Common Stock Purchase"). In addition, Management agreed to reduce their salaries by 20% until such time as the August 2007 Debenture and debentures previously issued by us to YA in the aggregate principal amount of $1,600,000 are repaid in full (collectively, the "YA Bridge Loans"). After we make such repayments, Management's salaries will be reinstated in full, and all unpaid salary amounts will be issued to Management in the form of shares of our common stock at a price equal to the greater of the volume weighted average price of our common stock as quoted by Bloomberg, LP on the day prior to the repayment date of the YA Bridge Loans or $0.50 per share. Each Management member has the option, however, to receive payment of such unpaid salary in cash to the extent of such Management member's contribution to the Common Stock Purchase once the total indebtedness owed by us to YA is $5.0 million or less.

AMENDMENT OF PRIOR DEBENTURES AND WARRANTS

         On August 24, 2007, we amended the terms of four secured convertible debentures previously issued to YA on March 31, 2006 (in the principal amount of $6.0 million), November 3, 2006 (in the principal amount of $2.75 million), March 30, 2007 (in the principal amount of $1.1 million) and May 14, 2007 (in the principal amount of $.5 million) (collectively, the "Prior Debentures"). The Prior Debentures contained conversion prices equal to the lesser of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock for the 30 days prior to the notice of exercise ("Fair Market Value"), as adjusted in accordance with the terms of the Prior Debentures, and provided for an adjustment in the conversion price in the event that we issued shares of our common stock for a price per share less than the conversion price of the Prior Debentures.

         Between June and August 2007, we completed bridge loan transactions with certain investors pursuant to which we issued promissory notes totaling $525,000 in principal that are convertible into shares of our common stock at a price of $0.50 per share (the "2007 Bridge Loans"). In light of these transactions and in accordance with the terms of the Prior Debentures, we amended the terms of the Prior Debentures to provide for a conversion price equal to the lesser of $0.50 per share or 95% of the Fair Market Value of our common stock.

         In addition, on August 24, 2007, we amended eighteen warrants previously issued to YA in connection with certain convertible debenture financings (the "Prior Warrants"). The Prior Warrants provided YA with the right to purchase an aggregate of 5,254,625 shares of our common stock at exercise prices ranging from $1.00 per share to $1.75 per share. The Prior Warrants provided for an adjustment in the exercise price and the number of shares issuable under the Prior Warrants in the event that we issued shares of our common stock for a price per share less than the exercise price of the applicable Prior Warrant.

         In light of the 2007 Bridge Loans and in accordance with the terms of the Prior Warrants, we issued amended and restated warrants to YA providing for the issuance of up to an aggregate of 8,407,400 shares of our common stock at an exercise price of $0.50 per share, reflecting an increase of 3,152,775 shares issuable pursuant to such warrants.

JUNE - AUGUST 2007 CONVERTIBLE NOTE FINANCINGS


         During June and July 2007, we entered into agreements pursuant to which we issued convertible notes to 15 accredited investors in an aggregate amount of $772,000 (the "2007 Convertible Notes"). In connection with these financings, we also issued to the investors warrants to purchase an aggregate of 804,450 shares of our common stock as an inducement to enter into the transactions. The warrants contain an exercise price of $0.50 per share and are exercisable for a period of five years from the date of issuance.

         The 2007 Convertible Notes accrued interest at the rate of 15% per annum. We paid 30 days worth of interest in advance on the respective closing dates of the first two loans totaling $250,000 in principal. We also paid origination fees totaling $25,000 to the investors upon the closings of the Notes. The Notes, together with accrued and unpaid interest, were convertible at the option of the holders into shares of our common stock at a conversion price equal to $0.50 per share. In October 2007, we received notice that one lender elected to convert its bridge loan in the principal amount of $150,000 in full, and we repaid all other 2007 Convertible Notes in full.

MAY 2007 CONVERTIBLE DEBENTURE FINANCING


         On May 14, 2007, we entered into a Securities Purchase Agreement (the "May 2007 SPA") with Cornell Capital pursuant to which we agreed to issue a secured convertible debenture to Cornell Capital in the principal amount of $500,000 (the "May 2007 Debenture"), which was funded on May 16, 2007. The May 2007 Debenture became due as of July 14, 2007. The May 2007 Debenture accrued interest at 18% per year payable in our common stock at the rate equal to the conversion price of the debenture in effect at the time of payment. On October 17, 2007, we repaid all principal and interest due, in cash, under the May 2007 Debenture in connection with proceeds received pursuant to the IFA SPA.


         Pursuant to the May 2007 SPA, we also agreed to issue to Cornell Capital warrants to purchase a total of 99,144 shares of our common stock with the following exercise prices: $1.00 per share (as to 31,250 warrants); $1.20 per share (as to 26,042 warrants); $1.40 per share (as to 22,321 warrants); and $1.60 per share (as to 19,531 warrants). The warrants are exercisable for a period of five years. In accordance with the terms and conditions of such warrants, we reduced the exercise price of these warrants in August 2007 to $0.50 per share as described above.


         In connection with the May 2007 SPA, we also agreed to register upon written request from Cornell Capital the shares that may be acquired under the May 2007 Debenture and the 99,144 shares that may be issued pursuant to the warrants.


MARCH 2007 CONVERTIBLE DEBENTURE FINANCING


         On March 30, 2007, we entered into a Securities Purchase Agreement (the "March 2007 SPA") with Cornell Capital pursuant to which we agreed to issue a secured convertible debenture to Cornell Capital in the principal amount of $1,100,000 (the "March 2007 Debenture"), which was funded on April 2, 2007. On June 30, 2007, the maturity date of the March 2007 Debenture was automatically extended to September 30, 2007 due to our inability to complete a financing of at least $1.1 million prior to such time. The March 2007 Debenture accrues interest at 12% per year payable in our common stock at the rate equal to the conversion price of the debenture in effect at the time of payment. Beginning June 30, 2007, the date which the maturity date of the March 2007 Debenture was extended, the interest rate under the debenture increased by two percent per month and continued to do so through and until September 30, 2007. The current interest rate on the March 2007 Debenture is 18%. On October 17, 2007, we repaid a total of $255,162 in principal and $85,710 in accrued interest under the March 2007 Debenture in connection with proceeds received pursuant to the IFA SPA.

         The March 2007 Debenture is convertible at Cornell Capital's option into shares of our common stock at a price per share equal to the lower of $0.50 per share or 95% of the lowest daily volume weighted average price of our common stock ("Fair Market Value") for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the March 2007 Debenture. Cornell Capital's conversion right under the March 2007 Debenture is subject to certain limitations including that Cornell Capital may not convert the March 2007 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.99% of our then outstanding common stock. In addition, Cornell Capital has agreed to not sell any shares that may be acquired under the March 2007 Debenture until March 31, 2008; provided, however, that such limitation does not apply in the event that the closing bid price of our common stock is greater than $1.75 for five consecutive trading days, upon the occurrence of an event of default under the March 2007 Debenture, if waived by Cornell Capital or to private resales by Cornell Capital.


         In addition, in the event we close on any debt or equity financing after the issuance date of the March 2007 Debenture, we are required to use 100% of the net proceeds of such financings to prepay outstanding amounts under the March 2007 Debenture until the March 2007 Debenture is repaid in full. In connection with this financing, we also agreed to repay up to a total of $5 million owed to Cornell Capital pursuant to the March 2007, November 2006 and March 2006 Debentures in the event we are successful in raising $5.0 million in two separate private placement transactions. Cornell Capital agreed to waive these provisions on a one-time basis in connection with the financing transaction with IFA and the 2007 Convertible Notes as described above.


         We have agreed to grant a security interest to Cornell Capital covering substantially all of our assets to secure our obligations under the March 2007 Debenture pursuant to an Amended and Restated Security Agreement. Pursuant to the March 2007 SPA, we also agreed to issue to Cornell Capital warrants to purchase a total of 155,481 shares of our common stock with the following exercise prices: $1.15 per share (as to 47,827 warrants); $1.35 per share (as to 40,741 warrants); $1.55 per share (as to 35,484 warrants); and $1.75 per share (as to 31,429 warrants). The warrants are exercisable for a period of five years. In accordance with the terms and conditions of such warrants, we reduced the exercise price of these warrants in August 2007 to $0.50 per share as described above.


         In connection with the March 2007 SPA, we also agreed to register upon written request from Cornell Capital the shares that may be acquired under the March 2007 Debenture and the 155,481 shares that may be issued pursuant to the warrants.


NOVEMBER 2006 CONVERTIBLE DEBENTURE FINANCING


         On November 10, 2006, we entered into a Securities Purchase Agreement (the "November SPA") with Cornell Capital pursuant to which we agreed to issue a secured convertible debenture to Cornell Capital in the principal amount of $2,750,000 (the "November 2006 Debenture"), which was funded on November 28, 2006. The November 2006 Debenture will mature 36 months after issuance and accrues interest at 8% per year which will be payable in shares of our common stock at the lower of $0.50 per share or 95% of the Fair Market Value for the 30-day period prior to the interest payment due date.


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

         In addition, in the event we close on any debt or equity financing after the issuance date of the November 2006 Debenture, we are required to use 50% of the net proceeds of such financings to prepay outstanding amounts under the November 2006 Debenture or any other debenture issued by us to Cornell Capital. Cornell Capital agreed to waive this requirement on a one-time basis in connection with the financing with IFA and the 2007 Convertible Notes as described above. If amounts to be prepaid by us do not total at least the equivalent of $70,000 per month beginning on April 1, 2007, we must prepay the difference to match such amount up to $2,000,000. No further prepayments are required once we prepay a total of $2,000,000.


         We have agreed to grant a security interest to Cornell Capital covering substantially all of our assets to secure our obligations under the November 2006 Debenture pursuant to an Amended and Restated Security Agreement. Pursuant to the November SPA, we also agreed to issue to Cornell Capital warrants to purchase a total of 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants). In accordance with the terms and conditions of such warrants, we reduced the exercise price of these warrants in August 2007 to $0.50 per share as described above.


         In connection with the November SPA, we also entered into an Investor Registration Rights Agreement whereby we have agreed to register upon written request from Cornell Capital up to 6,875,000 shares that may be acquired under the November 2006 Debenture and the 2,000,000 shares that may be issued pursuant to the warrants.


OCTOBER 2006 WARRANT AMENDMENTS AND EXERCISE


         On October 20, 2006, Cornell Capital and we amended the terms of two warrant agreements (the "Cornell Warrants") relating to the issuance of 1,250,000 shares of common stock each that were issued in connection with the March 2006 Debenture (defined below). The Cornell Warrants contained exercise prices of $1.00 and $1.15, respectively. To induce Cornell Capital to make an additional investment in us via the cash exercise of the Cornell Warrants, the Company agreed to reduce the exercise price of each Cornell Warrant to $0.70 per share. On October 20, 2006, we issued a total of 2,500,000 shares of common stock in connection with a notice of exercise of the Cornell Warrants received from Cornell Capital on such date. In connection with this agreement, we also agreed to issue additional warrants to purchase up to 500,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 125,000 warrants); $1.35 per share (as to 125,000 warrants); $1.50 per share (as to 125,000 warrants); and $1.65 per share (as to 125,000 warrants). In accordance with the terms and conditions of such warrants, we reduced the exercise price of these warrants in August 2007 to $0.50 per share as described above.


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


         In connection with this financing, we issued to Cornell Capital five year warrants with the following exercise prices: 1,250,000 at $1.00 per share, 1,250,000 at $1.15 per share, 1,250,000 at $1.30 and 1,250,000 at $1.45. The warrants containing exercise prices of $1.15 and $1.00 were amended in October 2006 as described above. We registered the shares issuable upon conversion of the remaining 2,500,000 warrants (as well as the 2,500,000 shares issued upon exercise of the amended warrants, as described above) in the May 2007 Registration Statement. We reduced the exercise price of 3,750,000 of these warrants in August 2007 to $0.50 per share as described above.


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


RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006


         From inception on March 4, 2003 through March 27, 2006, the Company had no revenues from operations and did not generate any revenues from operations until March 27, 2006. For the nine months ended September 30, 2007, total revenues increased to $2,769,422. For the nine months ended September 30, 2006, our total revenues were $1,121,961.


         Payroll expenses increased to $2,971,321 for the nine months ended September 30, 2007 from $2,029,193 for the nine months ended September 30, 2006. The increase in payroll expense is due to the start of operations in March 2006 and a higher number of employees as we expanded operations in 2007.


         For the nine months ended September 30, 2007, the Company has incurred professional fees totaling $1,391,905, compared to $1,224,451 for the nine months ended September 30, 2006. These fees are comprised of legal fees for general matters, accounting and audit fees, other consulting fees, transfer agent fees and registered agent fees.


         Equipment lease expenses increased to $1,424,711 for the nine months ended September 30, 2007 from $1,010,603 for the nine months ended September 30, 2006.


         Advertising expenses decreased to $420,126 for the nine months ended September 30, 2007 from $1,050,761 for the nine months ended September 30, 2006.


         We reported an operating loss of $(8,176,944) for the nine months ended September 30, 2007 compared to a net loss of $(7,158,664) for the nine months ended September 30, 2006. The increase in operating loss is due to higher revenue levels offset by an increase in expenses as we expanded our operation significantly in the first nine months of 2007.


         We reported a net loss of $(11,384,852) for the nine months ended September 30, 2007 compared to a net loss of $(5,160,420) for the nine months ended September 30, 2006. The increase in loss is due to higher expense levels offset partially by an increase in revenue as we expanded our operation significantly in the first nine months of 2007. Net loss was also impacted by significantly higher other income and (expenses) of $(3,207,908) for the nine months ended September 30, 2007 compared to other income/(expenses) of $1,988,244 for the nine months ended September 30, 2006. The difference in other income/expense is due to higher interest expense, a gain from derivative liability calculation in the first nine months of 2006 and a significantly higher amortization of debt discount in the third quarter of 2007 as a result of reducing the prices of our existing warrants.


         Basic and diluted net loss per common share was $(.32) for the nine months ended September 30, 2007 compared to a $(.16) loss for the nine months ended September 30, 2006.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006


         From inception on March 4, 2003 through March 27, 2006, the Company had no revenues from operations and did not generate any revenues from operations until March 27, 2006. For the three months ended September 30, 2007, total revenues were $1,589,494. For the three months ended September 30, 2006, our total revenues were $817,109.


Payroll expenses increased to $985,788 for the three months ended September 30, 2007 from $742,786 for the three months ended September 30, 2006. The increase in payroll expense is due to the higher number of employees in the third quarter as we expanded our operations. For the three months ended September 30, 2007, the Company has incurred professional fees totaling $414,398, compared to $426,528 for the three months ended September 30, 2006. These fees are comprised of legal fees for general matters, accounting and audit fees, other consulting fees, transfer agent fees and registered agent fees.


         Equipment lease expenses increased to $471,723 for the three months ended September 30, 2007 from $415,585 for the three months ended September 30, 2006.


         Advertising expenses decreased to $60,740 for the three months ended September 30, 2007 from $237,983 for the three months ended September 30, 2006.


         We reported an operating loss of $(1,991,444) for the three months ended September 30, 2007 compared to an operating loss of $(2,527,106) for the three months ended September 30, 2006. The decrease in operating loss is due to higher revenue levels offset partially by an increase in expenses as we expanded our operation significantly in the first nine months of 2007.


         We reported a net loss of $(4,076,383) for the three months ended September 30, 2007 compared to a net loss of $(369,276) for the three months ended September 30, 2006. The increase in net loss was impacted by significantly higher other income/(expenses) of $(2,084,939) for the three months ended September 30, 2007 compared to other income of $2,157,830 for the three months ended September 30, 2006. The difference in other income expense is due to higher interest expense, significantly higher amortization of debt discount and amortization of deferred financing costs in the third quarter of 2006.


         Basic and diluted net loss per common share was $(.11) for the three months ended September 30, 2007 compared to a $(.01) loss for the three months ended September 30, 2006.


         Since inception, the Company has incurred operating losses. As of September 30, 2007, our accumulated deficit was $(24,118,729).


LIQUIDITY AND FINANCIAL CONDITION


         We have financed our operations since inception primarily through private placement financings with IFA and YA/Cornell Capital, private placements of convertible notes with certain accredited investors, private placements of common stock conducted in October and November 2005 and the 2004 Private Placement. In August 2004, the Company closed on a $1.3 million convertible debenture financing with Cornell Capital, which was funded in August 2004 (in the amount of $1 million) and February 2005 (in the amount of $300,000). In November and December of 2004, the Company closed on a private placement offering of 63,200 Units to a limited number of accredited investors, pursuant to which we received $316,000 before payment of expenses associated with the offering. U.S. Helicopter received net proceeds of $206,300 in the 2004 Private Placement, which was used for general working capital purposes and startup costs. The Company closed on an additional $220,000 convertible debenture financing with Cornell Capital in August, 2005. On October 26, 2005, the Company closed on a $250,000 convertible note offering with Portfolio Lenders II, LLC. In addition, in November, 2005, the Company closed on six common stock private placement transactions with six investors for a total of $6,250,000, pursuant to which the Company issued a total of 6,250,000 shares of its common stock. In March 2006, we closed on an additional $6.0 million convertible debenture financing with Cornell Capital. In October 2006, we received $1,750,000 in connection with the cash exercise of two amended warrant agreements issued to Cornell Capital. In November 2006, we closed on an additional $2.75 million convertible debenture financing with Cornell Capital. In March 2007, we closed on an additional $1.1 million convertible debenture financing with Cornell Capital. In May 2007, we closed on an additional $500,000 convertible debenture financing with Cornell Capital. Between June and August 2007, we closed on 15 convertible note financings in an aggregate amount of $772,000 in principal with 15 accredited investors. In August 2007, we closed on an additional $800,000 convertible debenture financing with YA. In October 2007, we closed on a private placement transaction with IFA for a total of $6,600,000, pursuant to which we issued a total of 8,000,000 shares of common stock and warrants to purchase an aggregate of 28,700,000 additional shares of common stock.


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


         We plan to acquire, through lease or mortgage, and put into service, three (3) additional helicopters during the next twelve months.


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


         In addition to the lease financing described above, it is currently anticipated that the Company would place an order by March 31, 2008 for delivery in late 2009 of four new aircraft at an average purchase price of $9.0 million, and an additional fourteen (14) aircraft after 2009. The current anticipated delivery schedule for the initial and additional aircraft for the balance of 2007 and 2008 as follows:

     o    November 2, 2005: Received one Sikorsky S-76B aircraft
     o    December 1, 2005: Received one Sikorsky S-76B aircraft
     o    February 14, 2006: Received one Sikorsky S-76B aircraft
     o    May 15, 2006: Received one Sikorsky S-76B aircraft
     o    December, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
     o March, 2008: Anticipated Delivery of one Sikorsky S-76B aircraft o May, 2008: Anticipated delivery of one Sikorsky S-76B aircraft

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


         To date our financing has come from the sale of $12.45 million of convertible debentures, $1.75 million of warrant exercises, $0.3 million in private placement proceeds in the 2004 Private Placement, $1.02 million from the sale of convertible notes in 2005 and 2007 and $12.85 million in private placement proceeds from the sale of our equity securities in 2005 and 2007. We also have the ability to sell up to $11 million of our common stock to Cornell Capital pursuant to an Amended and Restated Standby Equity Distribution Agreement with Cornell Capital in April 2005 (the "New SEDA").


MANAGEMENT'S PLAN TO OVERCOME OPERATING AND LIQUIDITY MATTERS


         Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market and other markets will require additional capital. As of September 30, 2007, we had $31,166 in cash. As of October 31, 2007, we had $2.3 million in cash. As of the date of this report, we believe that we will be able to satisfy our cash requirements through March 31, 2008, assuming no additional financing is completed. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with our current cash and expected revenues from operations. We have recently entered into a number of financing transactions (see Notes 11, 12 and 17 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.


         We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. During the next twelve months, we anticipate that we will need approximately $10.0 million of working capital (inclusive of capital expenditures), $12.0 million of lease financing, and $0.8 million to repay debt.


         Such capital is expected to come from helicopter lease financing and the sale of equity or debt securities, which may include the sale of common stock under our existing $11 million New SEDA. As of the date of this report, we are in discussions with financing sources for helicopter operating lease financing. We believe that we will need to raise approximately $22 million through $12 million of operating lease financing and $10 million of some combination of debt, equity or New SEDA draws, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital improvements over the next 12 months. There can be no assurances, however, that we will be able to complete such financings on terms favorable to us or at all.


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

         DEFERRED OFFERING COSTS AND DEFERRED FINANCING COSTS. We incurred certain costs related to financing activities during the three-month periods ended September 30, 2007 and 2006. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).


         Additional Information. With respect to our cash requirements and sources during the next 12 months, see Management's Discussion and Analysis--Liquidity and Financial Condition. We will lease or purchase approximately one additional used, low-time helicopter during the fourth quarter of 2007. During that time period, we expect that our most significant equipment-related and plant-related expenses will be a combination of helicopter lease and/or debt payments (approximately $0.12 million). With respect to changes in number of employees, we have 46 full time employees and 25 part-time employees as of September 30, 2007 and expect to have approximately 50 full-time and 25 part-time employees at the end of 2007.


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


         We began operations on March 27, 2006 but had no revenue from operations prior to that date. We have relied on and will continue to rely on significant external financing to fund our operations. To date our financing has come from the sale of $12.45 million of convertible debentures, $12.85 million in private placement proceeds from the sale of our common stock, $1.02 million from the sale of our convertible notes, $0.3 million in private placement proceeds from the 2004 Private Placement and $11.0 million that will be available to us under a standby equity distribution agreement (the "SEDA funds") upon the effectiveness of a related registration statement. We anticipate that we will not need to raise additional capital to finance operations through year-end 2007 but will need to raise additional capital to finance operations through 2008, assuming that our results of operations reasonably correspond to our business plan. We must also raise $12 million for the leasing of aircraft.


         Our operations since inception in March 2003 have not generated a profit. We generated a net loss of $(17,865) during the period from inception in March 2003 to December 31, 2003, a net loss of $(549,961) during the twelve months ended December 31, 2004, a net loss of $(2,546,291) for the 12 months ended December 31, 2005, a net loss of $(9,619,760) for the 12 months ended December 31, 2006 and a net loss of $(11,384,852) for the nine months ended September 30, 2007.


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


         We have received our initial four aircraft between November 2005 and May 2006. Our estimated delivery of seven aircraft through May 2008 is as follows:

     o    November 2, 2005: Received one Sikorsky S-76B aircraft
     o    December 1, 2005: Received one Sikorsky S-76B aircraft
     o    February 14, 2006: Received one Sikorsky S-76B aircraft
     o    May 15, 2006: Received one Sikorsky S-76B aircraft
     o    December, 2007: Anticipated delivery of one Sikorsky S-76B aircraft
     o    March, 2008: Anticipated delivery of one Sikorsky S-76B aircraft
     o    May, 2008: Anticipated delivery of one Sikorsky S-76B aircraft

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


                   RISKS RELATED TO CORNELL CAPITAL FINANCING


         We are party to certain agreements with Cornell Capital relating to the issuance of approximately $12.45 million in convertible debentures and the sale of up to $11.0 million worth of our common stock pursuant to the SEDA (as defined below). A total of approximately $9.6 million in principal of convertible debentures are outstanding as of the date of this report. Investors should be aware that there are certain risks and uncertainties associated with such agreements. In addition, while the Company entered into the SEDA in August, 2004, in light of the successful financings that the Company has closed in the past 12 months, it does not currently intend to file a registration statement to register the shares issuable under the SEDA. Investors should take this into account when considering the following risk factors.

         CORNELL CAPITAL COULD ACQUIRE A SIGNIFICANT AMOUNT OF OUR COMMON STOCK AND, IF IT DOES SO, COULD EXERCISE SIGNIFICANT INFLUENCE OVER US.


         As of September 30, 2007, Cornell Capital held 3,198,935 shares of common stock and, based upon the conversion rights under the March 2006, November 2006 and March 2007 Convertible Debentures, could acquire up to approximately 36.78% of our common stock based on a conversion price of $0.50 per share, or an estimated 52.08% if the conversion price is assumed to be $0.25 per share. The acquisition of such interest would be dependent upon the occurrence of an event of default under the Convertible Debentures and a waiver of Cornell Capital's restriction on owning more than 4.99% of our issued and outstanding common stock. If Cornell Capital acquired such 36.78%-52.08% of our common stock, it could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of Cornell Capital may differ from the interests of other stockholders.

         WE DO NOT HAVE ENOUGH SHARES OF COMMON STOCK AUTHORIZED TO ISSUE SHARES OF COMMON STOCK TO ALL HOLDERS OF CONVERTIBLE SECURITIES.

         As of the date of this report, we have a total of 44,887,936 shares of common stock issued and outstanding, plus approximately an additional 72,000,000 shares of common stock issuable pursuant to outstanding warrants, options and convertible debentures. Our Certificate of Incorporation currently authorizes the issuance of up to 95,000,000 shares of common stock. As such, we currently have an insufficient number of shares authorized to issue shares of common stock assuming the full conversion of all outstanding convertible securities. We intend to seek stockholder approval of an increase in the authorized number of shares of our common stock to make available that number of shares of our common stock as will be required for the issuance of all of our outstanding convertible securities and equity securities to be issued as part of any new financing. Although holders of a majority of shares of our common stock have indicated their willingness to vote in favor of an increase in the authorized number of shares of our common stock, no assurance can be given that we will be able to obtain a stockholder vote in favor of such matters in a timely manner or at all.

ITEM 3. CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the third quarter of fiscal 2007 or subsequent to the date of the evaluation by its management thereof.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits. The following Exhibits are filed as part of this report or incorporated herein by reference:


EXHIBIT NO.     DOCUMENT DESCRIPTION                                                            LOCATION
---------------------------------------------------------------------------------------------------------
10.83           Form of Convertible Note Purchase Agreement                                       (1)

10.84           Form of Convertible Promissory Note                                               (1)

10.85           Form of Warrant                                                                   (1)

10.86           Securities Purchase Agreement between U.S. Helicopter Corporation and             (1)
                International Financial Advisors, K.S.C.C.

10.87           Warrant to Purchase 14,000,000 Shares of Common Stock Issued to International     (1)
                Financial Advisors, K.S.C.C.

10.88           Warrant to Purchase 14,700,000 Shares of Common Stock Issued to International     (1)
                Financial Advisors, K.S.C.C.

31.1            Certification of Chief Executive Officer pursuant to Section 302 of               (1)
                Sarbanes-Oxley Act of 2002

31.2            Certification of Chief Financial Officer pursuant to Section 302 of the           (1)
                Sarbanes-Oxley Act of 2002

32.1            Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,      (1)
                as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,      (1)
                as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Exhibit filed herewith.


         On August 30, 2007, we filed a Report on Form 8-K reporting on the entry into a debenture purchase agreement with YA Global Investments, LP.


         On October 22, 2007, we filed a Report on Form 8-K reporting on the entry into a securities purchase agreement and associated warrants with International Financial Advisors, K.S.C.C.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        U.S. HELICOPTER CORPORATION


Date:  November 19, 2007                By: /S/ JOHN G. MURPHY
                                           -------------------------------------
                                           John G. Murphy
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)


                                        By: /S/ GEORGE J. MEHM, JR.
                                        ----------------------------------------
                                        George J. Mehm, Jr.
                                        Chief Financial Officer and
                                        Senior Vice President
                                        (Principal Financial and
                                        Accounting Officer)