Form 10KSB
period 2007-12-31
U.S. Helicopter CORP
filed 2008-04-15
CIK 1309140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-KSB

                           --------------------------

(MARK ONE)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934.

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 001-32580

                           --------------------------

                           U.S. HELICOPTER CORPORATION


                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                           --------------------------

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

                           --------------------------

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                        COMMON STOCK, PAR VALUE, $0.001
      SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: NONE.

                           --------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Large accelerated filer [ ] an accelerated filer [ ]
                                                   or a non-accelerated filer[X]

State issuer's revenues for its most recent fiscal year. $3,775,962.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Approximately $5,935,042 as of March 31, 2008. The aggregate market value was based upon the mean between the closing bid and asked price for the common stock on March 31, 2008 as quoted by the NASD OTC Electronic Bulletin Board $0.13.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2008, 45,654,168 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I

ITEM 1.       DESCRIPTION OF BUSINESS                                          1

ITEM 2.       DESCRIPTION OF PROPERTY                                         10

ITEM 3.       LEGAL PROCEEDINGS                                               10

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             11

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        11

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       15

ITEM 7.       FINANCIAL STATEMENTS                                            46

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
              FINANCIAL DISCLOSURE                                            46

ITEM 8A.      CONTROLS AND PROCEDURES                                         46

ITEM 8A(T)    MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER
              FINANCIAL REPORTING.                                            47

PART III

ITEM 9.       DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT               48

ITEM 10.      EXECUTIVE COMPENSATION                                          53

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS                      57

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  59

ITEM 13.      EXHIBITS                                                        67

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES                          72

FINANCIAL STATEMENTS                                                         F-1

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

         Forward-looking statements are based on management's current views and assumptions and involve unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements. These risks include, but are not limited to, the risks set forth under the caption "Risk Factors."

         Information included or incorporated by reference in this report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

         This report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operation" and "Description of Business," as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                    OVERVIEW

         U.S. Helicopter Corporation ("U.S. Helicopter", the "Company", "we" or "us") is a Delaware corporation that was formed on March 4, 2003. We are a provider of scheduled and charter passenger helicopter services and are, at present, the only certificated United States based airline focused on scheduled helicopter flight service. Our operations currently center on scheduled flights connecting midtown and downtown Manhattan with Newark Liberty International Airport ("Newark") and John F. Kennedy International Airport ("Kennedy Airport"). We are currently the only operator offering regularly scheduled helicopter service in the New York market.

         We believe the timing is favorable, particularly in light of traffic congestion problems affecting many of the nation's highways serving major metropolitan areas during peak traffic hours (especially direct and connecting routes to major airports where gridlock has become the norm), to introduce our new Metro-hop Airport Shuttle Service. Our MASS service will provide regular, scheduled passenger helicopter service between many of the nation's larger metropolitan airports and surrounding city-based heliports. On March 27, 2006, we commenced regularly scheduled flight operations between the Downtown Manhattan Heliport and Kennedy Airport.

         Our principal target market is the business traveler who, we believe, is willing to pay fares between $139 and $169. Individual travelers purchase tickets at the higher end of the price range. Large corporate travel management companies or corporations purchase volume sales, which are negotiated at a "per-ticket-price" at the lower end of the price range and are based upon large ticket commitments. Our regularly scheduled U.S. Helicopter flights between Manhattan and Newark and Kennedy Airports take approximately eight minutes and stand in contrast to paying $850 to $2,770 for the same flights offered by a charter helicopter service or paying fares from $75-$125 plus tolls and tips for 65-125 minutes of travel time (or longer) via taxi or limousine airport ride. While our service is available to the general public including corporate CEOs and affluent leisure travelers, we believe our service has the greatest appeal to the segment of the business traveler market (like managers, directors, etc.) that currently uses town car/executive car services, limos or taxi transportation, travels 2-3 times per month and recognizes the true time-saving value offered via helicopter. We believe our service is highly attractive (for personal reasons as well as business reasons) compared to ground-based travel when the helicopter connection is reasonably and moderately priced in the range that we offer.

         During 2006, we introduced our MASS service in the Metro New York City market with service between Kennedy Airport and Newark Airport and the Downtown Manhattan Heliport. In February 2007 we expanded our service between Kennedy Airport and Newark Airport to the East 34th Street Heliport. In June 2006, we also commenced service between Sikorsky Memorial Airport in Stratford, Connecticut and the Downtown Manhattan Heliport. We intend to expand our service to LaGuardia International Airport and the West 30th Street Heliport in Manhattan during the next six to 12 months. Subsequently we intend to introduce our airport shuttle service in the metropolitan Washington DC, Chicago and Los Angeles markets, with further expansion into other major U.S. metro-markets. The number of passengers who originate or terminate their travel from within close proximity to one of these cities' heliports is estimated at over 200 million annually. We estimate that over 29 million passengers originate or terminate their trips from the island of Manhattan.

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

         We believe that there is significant unfulfilled demand for scheduled, "Metro-Hop" airport helicopter shuttle services in the U.S., especially in our initial target market of the New York City metropolitan area. This demand has been largely unfulfilled since the late 1970s, when New York Airways' scheduled helicopter service carried over 400,000 passengers annually. During this period the market size was approximately 35 million passengers as compared to today, where the market size has grown to over 96 million passengers.

         Due to significant growth in many U.S. cities, the need for ground-based infrastructure servicing metropolitan areas, and roadways servicing major airports in particular, has outpaced capacity. Only so many subways, bus lines, and taxis can be added to service these high demand routes before each city runs out of space and capability. Adding more limousine and taxi services will not help the situation either because the bottleneck is in the infrastructure itself. We believe that the future of transportation for short distances into and out of these densely populated urban areas is by helicopter. By using the vertical take off and landing capabilities of the helicopter, passengers will be able to travel through the city and to local destinations without suffering through hours of gridlock. People will be able to quickly travel across town, to the local airport, or to a neighboring city in minutes instead of hours.

DEVELOPMENT OF THE COMPANY TO DATE

         We maintain our operations headquarters at Sikorsky Memorial Airport in Stratford, Connecticut, and our principal executive offices are located at the Downtown Manhattan Heliport in New York City. To date, we have assembled a management team with experience in a variety of positions in the aviation industry. We have received authorizations needed to commence flight operations from the Federal Aviation Administration (the "FAA"), Department of Transportation ("DOT") and the Transportation Security Administration (the "TSA"). We have finalized operating agreements with the Port Authority of New York and New Jersey (the "Port Authority") for our flight operations at the Downtown Manhattan Heliport, Kennedy Airport and Newark Airport. We also entered into an agreement with MacQuarie Aviation North America for our flight operations at the East 34th Street Heliport. We will need to finalize an agreement with the Port Authority at LaGuardia Airport prior to beginning operations at this airport and will need to finalize an agreement with the operator of the West 30th Street Heliport.

         We have entered into Interline Agreements with Delta Airlines and Continental Airlines for the establishment of operating and marketing relationships with these two companies, whereby the airlines provide select airport and airline services and ground handling. The Interline Agreements govern the procedures for passenger traffic handling and settlement of fees between the parties. We are also in discussions with other airlines as well for similar arrangements.

         We entered into a lease agreement dated November 1, 2005 (the "Lease") with a third party lessor for one helicopter. The term of the Lease is three years and terminates on October 31, 2008. At the time of entering into the Lease, we paid the lessor the first monthly rental payment and a deposit. On March 17, 2006, we entered into a Support Agreement, as defined below, effective as of November 1, 2005, with the Other Party, also as defined below. The term of the Support Agreement is three years with provisions for extension should we continue to lease the helicopter subject to the Lease.

         The Company has also entered into three Lease Agreements dated December 1, 2005, February 10, 2006 and April 26, 2006, with a third party lessor (the "Lessor") in accordance with a General Terms Agreement dated
December 1, 2005 for three Sikorsky S-76 helicopters (together, the "Aircraft Leases"). The terms of the Aircraft Leases commenced on the date the helicopters were delivered (December 1, 2005, February 14, 2006 and May 16, 2006, respectively) and shall terminate November 30, 2010, February 9, 2011 and April 25, 2011, respectively, or when the S-76s are returned to the Lessor, whichever is later. At the time of entering into the Aircraft Leases, we paid the Lessor the first monthly rental payments and deposits as defined in the Aircraft Leases. The Lessor agreed to make all necessary arrangements to obtain certificates of airworthiness to allow us to operate the S-76s under U.S. FAA
Part 135.

         In the first quarter of 2008 we signed a lease agreement for our fifth aircraft, which we expect to be delivered in the second quarter of 2008. The term of the lease is for three years, with renewal options. A deposit, as well as the first monthly rent payment, are due prior to delivery. On-going rent payments are due monthly thereafter. We have agreed to cover the aircraft's maintenance with a technical support agreement.

         On December 19, 2005, we also entered into a Technical Support Agreement ("Support Agreement") with a party affiliated with the Lessor ("the Other Party") pursuant to which the Other Party has agreed to provide us with certain exchange components, spare parts, and technical support for the S-76 helicopters. The Support Agreement has a five year term and expires on December 1, 2010. After the expiration of the five year term, the Support Agreement may be renewed for periods of one year. We have agreed to pay a fixed rate per flight hour under the terms and conditions in the Support Agreement. We also agreed to provide the Other Party with a monthly flight hour report for the S-76 and a removal schedule for the components covered by the Support Agreement. Compensation for the services to be performed by the Other Party under the terms of the Support Agreement shall be charged to us at the fixed rate per flight hour rate which is subject to price escalation. The price escalation will be adjusted at various intervals in accordance with a formula in the Support Agreement.

         During the first quarter of 2008, we received notice from the Other Party of the termination of the Support Agreement and an offer to provide a new technical services agreement (the "New Technical Services Agreement") covering the engines and major components on all aircraft. The Other Party has continued to support our aircraft for the items they propose to cover. Also during the first quarter of 2008, we signed a technical support agreement with another party to support the portions of our aircraft not covered by the New Technical Services Agreement. While there can be no assurance, we believe a replacement agreement can be signed to cover our aircraft at the cost and levels of coverage that was provided under the Technical Services Agreement.

         In addition, we have entered into a Deposit and Advance Order Agreement, as amended, with Sikorsky Aircraft Corporation ("Sikorsky") for the purchase of four aircraft. We have made a deposit to Sikorsky in the amount of $400,000, or $100,000 per aircraft. Sikorsky and we will need to negotiate a formal sales agreement for the aircraft which will include the delivery dates for the helicopters. We will need to arrange financing for the purchase or lease of these aircraft.

         Our management is also in negotiations with a number of prospective financial sources for the approximate $12.0 million in aircraft acquisition or lease and other aircraft startup costs for three used helicopters to be delivered in 2008. In addition, in the event we are successful in raising at least $20 million in gross proceeds in a private placement of our securities, we also anticipate the need for up to an additional $38 million of lease/debt financing.


         No assurances can be given that a formal sales agreement with Sikorsky or transactions with any of these prospective financial sources will be completed.

MARKET RESEARCH

         During the development and research phase of our activities, management devoted (and continues to devote) substantial time to understanding our target customers and how to address their needs. Management has engaged in market research which included:

         1) Working with Port Authority and analyzing its airport traffic statistics and demographics with a view toward understanding the size and origin/destination of our target market. As part of this process, we separated the New York Based Origin and Destination ("O&D") traffic from overall traffic statistics, then determined the amount of O&D traffic specifically for Manhattan. We then applied Port Authority and airline passenger statistics to this O&D traffic number to derive the specific number of first class, business class, or Y (full economy) class passengers with an O&D of Manhattan. Concurrently, we analyzed overall ground transportation data from the Port Authority for travel between the airports and Manhattan and separated this data into the different travel methods, which primarily included taxi, limousine, bus, and rail. The traffic statistics for the travel methods currently being used by our passenger base correlated very well with the derived Manhattan O&D traffic numbers. Overall, the Port Authority statistics show that we will only have enough capacity to service 2.8% of the first class, business class, or Y class passengers with an origin or destination of Manhattan.

         2) Coordinating our marketing and sales activities with our initial partner airline to establish a direct link to all of their customers on a worldwide basis. As part of this market research, we held a number of joint sessions with their high-end corporate accounts and was granted access to their frequent traveler database.

         3) Enlisting a marketing and advertising agency to perform a positing, branding, messaging, and concept survey with various target market customers.

         4) Performing historical research into helicopter operators that have provided similar services and their areas of success and failure.

INDUSTRY: HISTORICAL BACKGROUND AND TECHNOLOGY IMPROVEMENTS

         Currently there is no scheduled helicopter service in any major U.S. metropolitan area other than our operation. The only competition for our services comes from ground-based alternatives such as taxi, bus, limousine, and rail allowing us to gain the first mover advantage.

         The demand for scheduled helicopter service in major metropolitan areas has been demonstrated before. Between the 1950s and 1980s operators such as New York Airways, LA Airways, Chicago Airways, and Pan Am flew helicopters on a scheduled basis servicing major metropolitan areas.

         The two major limitations affecting such helicopter operations in the past were: (a) poor aircraft reliability and (b) inclement weather. Both of these factors led to unexpected aircraft down time, which in turn led to disappointed and dissatisfied customers and reduced revenues. The following shows how we addressed each of these concerns:

     o Aircraft Reliability: Previous operators were utilizing helicopters such as the Sikorsky S-58 or S-61, which had much higher Direct Operating Costs ("DOCs") per flight hour ("FH") and a higher maintenance rate per FH ("MH/FH"). Sikorsky Aircraft Company's S-76, which we operate, has lower DOC's and a lower MH/FH. Additionally, unscheduled maintenance actions have been significantly reduced through backup systems, and a move toward replace-on-condition components. Aircraft such as the S-76 are significantly less expensive and more reliable to operate. Our utilization of this aircraft or a similar aircraft allows us to offer a reliable, cost effective alternative to the current ground-based transportation market.

     o Backup Helicopters: We have recognized the importance to each customer of the reliability in service that is required in order to maintain repeat business and customer loyalty. To ensure a high level of service, we have built into our model a larger number of backup aircraft in the event that maintenance or other related delays require backup aircraft to be immediately inducted into service to maintain scheduled reliability.

     o Aircraft Technology and Safety: New helicopter technologies and navigational tools have greatly improved the economics of helicopter service. Each of our aircraft are Category A, dual engine and have special equipment (e.g. Instrument Flight Rule ("IFR") with Global Positioning Satellite ("GPS") systems), Full Authority Digital Engine Control, and 3-Axis Automatic Flight Control Systems, which are more reliable and safer than conventional on-demand charter helicopter operators which directly reduces maintenance and operational costs and are significant upgrades to the technologies that were used by scheduled helicopter service operators in the 1960s through the 1980s.

         o Down Time From Inclement Weather: Historically, when an airport was restricted to IFR flights because of bad weather (which typically occurs 18% of the time in New York City), the operator, such as Pan Am or NY Airways, had two options: cancel flights or fly the fixed wing (airplane) Instrument Landing System ("ILS") if the aircraft was so equipped. If the operator flew the ILS, this meant getting in line with all the fixed wing flights approaching or departing the airport. Due to the flight pattern required to do this, helicopter flight time would increase from ten minutes to up to one hour. Either way, canceling flights or flying the ILS would increase expenses drastically and disappoint passengers. We are not subject to these delays when an airport requires IFR because of the development of Special Visual Flight Rule ("SVFR"), which are GPS-based IFR routes or "tunnels" between each heliport and each airport that are governed by the FAA and were established by the FAA, air traffic control at each airport and us. These tunnels are for helicopters only and are considered Simultaneous Non-Interfering Approach/Departure procedures.

WHAT SETS US APART

         U.S. HELICOPTER'S "VALUE-ADDED" FEATURES. The scheduled, "Metro-hop" shuttle service that we have launched represents a significant enhancement to the present and future status of both the helicopter and the regional transportation industry. There are specific "value-added" features of our services that are cutting edge, which differentiate us from previous scheduled helicopter operators and charter helicopter services.

         Based on our analysis of the operations of current and historical scheduled helicopter operators, our management has concluded that the major impediments to the success of such operations were operating costs, design and navigational limitations, as well as reliability. Utilizing significant developments in the industry, today's efficient, reliable state-of-the-art technology, and our own innovative techniques, we have been able to address each of these concerns, and expect to deliver the following value-added features:

"VALUE-ADDED" FEATURES:

     o Time Efficient: 10 minute flight times or less, saves hours off travel time.

     o Cost Effective Pricing: competitive with ground based travel alternatives.

     o Heliport Check-in and Security: Significant reduction of the "all-in" check in/security clearance time versus airport check in/security clearance.

     o Enhanced Safety Programs: Dual pilot operation and dual engine and Federal Air Regulations Part 135 ("FAR 135") compliant operational procedures.

     o Reliable All-Weather Operations: GPS-based IFR capability and waypoint route development.

     o New Navigational Technologies: Dual GPS, Required Navigation Performance, Radio Navigation, Special Precision Visual Flight Rule.

     o Step Above Customer Service: Lounges and services catering to the business traveler.

     o    Alliances with Major Airlines: Codesharing/Fare-sharing alliances.

     o    State-of-the-art Aircraft: Safe, reliable, dual-engine technology.

         RELIABLE ALL-WEATHER OPERATIONS. One very important aspect of our flight service is our ability to offer near 100% flight availability. Down time due to inclement weather and delays associated with aircraft being re-routed into fixed wing air traffic patterns when approaching the airports, were among primary reasons why previous scheduled helicopter operators were not efficient from a reliability standpoint. We have developed and implemented several new programs to ensure that this does not happen with our operations. These programs include new maintenance techniques, redundant aircraft, and the development of an IFR network of routes with Simultaneous Non-Interfering approaches for all metro airports to which we provide scheduled service.

         STATE-OF-THE-ART AIRCRAFT. We anticipate over time that our fleet will consist of medium twin aircraft like the Sikorsky manufactured S-76. Management believes that our new "Metro-hop" airport shuttle is more appealing to customers because our aircraft contain new technology, with the perception that aircraft with new technology are safer and more reliable. This is one of our "value-added" features, because state-of-the-art aircraft will give us a distinct technological advantage over charter operators. Also, it is a significant improvement over the technology that was available to scheduled helicopter operators of the 1960s through 1980s, who operated Vietnam War-era technology that was prone to high maintenance requirements, no GPS or IFR operating capability and consequently, low reliability rates.

         ALLIANCES AND PARTNERING AGREEMENTS. We believe that a key to our success is our ability to negotiate and enter into critical airline alliances or airline partnering agreements. The purpose of these agreements is to provide a seamless transportation experience for our passengers from the point that they are checked-in at the various heliports in our system until they reach their ultimate travel destination as a result of a connecting flight with a major or regional airline. We believe that partnering with major airlines will provide an immediate and significantly larger customer base for our service and that these alliances and partnerships will afford us with the ability to service passengers in numerous areas such as passenger and baggage check-through and passenger lounges while waiting for flights both on our aircraft and flights with the major or regional carrier to ultimate destinations. We also intend to use these alliances for cross-marketing purposes, including direct mail advertising to those airlines' multi-million frequent flyer members as well as advertising with major or regional airlines to market our convenient service to the existing customer base of the major or regional carriers.

         As of the date of this report, we have entered into Interline Agreements with Delta Airlines and Continental Airlines and are actively involved in negotiations with other major airlines. The Interline Agreements govern the procedures for passenger traffic handling and the settlement of fees between the parties. Our business model assumes that arrival and departure activities at Kennedy, LaGuardia and Newark Airports would operate from the terminals of our primary airline partners, such as Delta and Continental. In addition, we also anticipate having a select number of secondary airline partners with a connecting transfer service from our primary airline partner terminal (such as Delta Airlines) that would take place via van or bus. This transfer service will take place on the secure side of the airport roadway to/from our secondary partner terminal facility at each airport. We have determined the landing locations at each of Kennedy Airport (with Delta Airlines, for Delta Airline's gates) LaGuardia Airport and Newark Liberty Airport (with Continental Airlines ,for Continental Airlines' gates). In January 2008, we entered into an agreement with EOS Airlines to provide helicopter service between Manhattan and JFK Airport for Eos guests traveling to or from London. In addition, in April 2008, Delta Airlines and we extended an agreement whereby we will provide helicopter shuttle service between Manhattan and JFK Terminal 3. There can be no assurances, however, that we will be able to conclude agreements with any other major or regional airlines with respect to the marketing services, code-sharing/fare sharing alliances and other related services required in order to cater to the business travelers needs.

         AIRCRAFT FINANCING. We intend to continue to structure our financing agreements for the purchase and financing of our helicopters in such a fashion as to limit our exposure for maintenance-related costs and associated delays. Our strategy of purchasing or leasing new or low-time used aircraft is being pursued as a primary means of reducing expenses associated with the maintenance required for helicopter operations. Our purchasing decisions with respect to aircraft are based not only on price sensitivity but also operational costs, including maintenance and fuel usage standards allotted by various manufacturers. We outsource our heavy maintenance service requirements including components overhaul to known and reputable FAA certified maintenance service providers.

COMPETITION

         Currently there is no company or organization that presents direct competition to the affordable scheduled service that we provide. That being the case, there are numerous other transportation services including limousine, taxi, subway and bus, yet only a few cater specifically to our target customer. Using New York City as an example, the following table describes the current methods of transportation between Manhattan and Kennedy Airport, including a comparison to our services.


METHOD OF                            TIME TO BETWEEN MANHATTAN AND JFK(1)          COST
TRANSPORTATION
-------------------------------------------------------------------------------------------------------------
Cary                       Coach Express Bus 65 - 90 minutes, longer during rush     $13
                           hour. Unreliable due to unknowns.
-------------------------------------------------------------------------------------------------------------
Taxi                       65 - 90 minutes, longer during rush hour. Unreliable      $50, plus tolls & tip
                           due to unknowns.
-------------------------------------------------------------------------------------------------------------
Airport Bus to Subway      65 - 90 minutes, longer during rush hour. Unreliable      Bus: Free Subway:
                           due to unknowns.                                          $1.50
-------------------------------------------------------------------------------------------------------------
Limousine, Livery          65 - 90 minutes, longer during rush hour. Unreliable      Starts at $70 plus
Service                    due to unknowns.                                          tolls & tip
-------------------------------------------------------------------------------------------------------------
Helicopter Charter         8 - 12 minutes (pending availability), delivery to        $575 - $2770 for
Service                    General Aviation Terminal.                                aircraft charter
-------------------------------------------------------------------------------------------------------------
US HELICOPTER              8 MINUTES, RELIABLE, DELIVERY TO/FROM AIRLINE             $139 - $169 PER SEAT
SCHEDULED HELICOPTER       PARTNER'S GATE.
AIRPORT SHUTTLE

(1) The travel time estimates used in this table were taken from several different reliable sources. First, travel data from the Port Authority was used to establish the existing methods of travel and the published elapsed time for each of those travel methods. This included the amount of time a passenger would have to plan to travel to/from each airport. Second, informal management surveys were taken of business persons working and/or traveling to/from Manhattan via the airports, which data correlated very well with Port Authority data. Third, our management team has a thorough knowledge of the New York City area with respect to transportation and airline service, which was relied upon to separate the data into the different segments as shown in the above table. In addition, we have confirmed travel times through actual flights provided by United Technologies (the parent company of Sikorsky Aircraft). In all scenarios, the elapsed time of ground based travel is significantly higher than that of the helicopter.

         Whether by price, travel time, reliability, or a combination thereof, none of the services listed in the above table are considered competition to our flight services. While our ticket price is comparable to ground based alternatives like limousine, taxi, and rental car, our scheduled services offer significant time savings and enhanced reliability. Additional analysis of available helicopter charter services is provided below:

         Helicopter Charter Service. There are several companies that charter helicopters in New York City, but none that offer scheduled flights using a pricing and seating system similar to that of the major airlines. By providing a scheduled flight alternative, we allow the customer to deal with fewer burdens in reaching his or her destination. Our target customers have significant economies of scale working for them when one takes into account the reasonable pricing of our service as compared to chartering an entire aircraft for up to $6,000 per hour. Scheduled flights also offer more flexibility, frequency and availability. Offering the same popular flights at different times during the day provides customers with better scheduling options than having to adjust to an air charter's erratic booking patterns.

         Another important advantage of our service will be direct delivery of passengers to the "secure side of the airport" at our airline partner's gate. Conversely, with a charter service, passengers are delivered to the General Aviation Terminal where they must take a taxi or connector shuttle to their departure terminal, then proceed through check-in and security, which all takes a significant amount of time. This feature provides us with significant differentiation versus the services offered by charter operators.

         Currently, there are several helicopter services that offer chartered flights from Manhattan to each airport, but at a significant premium. Helicopter Flight Services Inc. offers airport transfers for $850 per leg for a four passenger aircraft ($212 per seat), which is 33% higher than U.S. Helicopter's fare price (and subject to availability). Ventura Air Services offers a similar service for $2,770 per leg for a 6 person aircraft ($462 per seat), which is 190% higher than U.S. Helicopter's $159 fare price. Unlike our services, when chartering one of these carriers the customer pays for the entire aircraft, including any empty seats. Due to the economies of scale associated with our operations, our scheduled "short-hop" flight service is priced very competitively in order to attract customers who need to reduce travel time to the airport in a safe, fast, and cost-effective manner.

         Associated Aircraft Group ("AAG"): Associated Aircraft Group is an operator in the New York market that has the potential to be a competitor of ours. AAG operates a charter air taxi service out of Dutchess County Airport, in upstate New York, and caters specifically to top level executives. However, their service benefits only the people that can afford its service; it does not benefit the community at large by providing cost effective metro "short-hop" flights.

         Management does not believe that AAG's services are a significant threat to our service due to AAG's costly pricing structure, their limited passenger capacity, lack of flight frequency (charter vs. schedule), and the fact that they only cater to a very small portion of our overall target market. Our service is focused on servicing the entire New York City business traveler market, by providing a safe, affordable, high frequency service that customers can depend upon.

         Other Scheduled Helicopter Services: We have not identified any direct competitors offering regularly scheduled helicopter service in New York City, in any of our other primary target markets of Washington D.C., Chicago, and Los Angeles, or elsewhere in the United States. Scheduled helicopter service is offered by Helijet International, Inc. in the Vancouver, British Columbia area and by Copterline servicing the route between Helsinki, Finland and Tallinn, Estonia. We believe that Helijet and Copterline are unlikely to compete with us in our markets (primarily because of Federal regulatory limitations concerning foreign ownership of U.S.-based air carriers), although if we are successful in implementing our business plan it is possible that competitors could emerge.

         We have assumed in our projections that it will take between 12 to 18 months after startup of a new route for traffic on that route to develop. Should our projections be wrong, our operations could be materially impacted since lower passenger counts will result in lower revenue than anticipated. A significant variance from projected passenger volumes or a reduction in the anticipated pricing could cause us to reconsider providing hourly service throughout the day in certain of our markets. It is also possible that we could consider reallocating some of our aircraft to the charter market until passenger levels develop.

OPERATING AGREEMENTS

         In order to conduct its business, we need operating/rental agreements with heliport facilities in New York City and other cities as our operations expand into other target markets throughout the United States. We have secured operating agreements with the Port Authority, which operates the Downtown Manhattan Heliport and Kennedy Airport, both of which are owned by the City of New York. In addition, we have entered into an operating agreement with the East 34th Street Heliport which is currently owned by the City of New York and operated by MacQuarie Aviation North America. A similar arrangement is needed for the West 30th Street Heliport owned by the State of New York and operated by Air Pegasus. We have entered into a lease for a combined office/hangar facility at Sikorsky Memorial Airport in Stratford, Connecticut, where our operational headquarters are based and where our aircraft are stored, maintained and serviced. We also are able to interface with the Windsor Locks Flight Standards District Office. We have also entered into agreements for office space in Cranford, New Jersey and with the Port Authority of New York and New Jersey for office space at the Downtown Manhattan Heliport.

GOVERNMENT REGULATION

         As a regularly scheduled passenger helicopter service, we are subject to regulation by each state in which we conducts or will conduct business, and under Federal, regional and (in some cases) local laws and regulations. The securing of the requisite Federal, State and local licenses and permits is a prerequisite for conducting, operating or performing any regulated activity. In addition, our officers, directors, managers and principal shareholders may be subject to scrutiny and approval by various Federal and State regulatory bodies where we may conduct operations. In addition, persons who acquire beneficial ownership of our securities in excess of certain percentages may be subject to reporting and qualification procedures established by regulatory authorities.

         We have obtained approval from the Department of Transportation for a Certificate of Public Convenience and Necessity, the Federal Aviation Administration (the "FAA") for an Aircraft Operating Certificate, and the Transportation Security Administration.

         As an aircraft carrier that transports passengers or merchandise in U.S. airspace, we are subject to certain DOT regulations that limit the issuance of our equity interests to foreign persons. Pursuant to such regulations, persons who are not citizens of the United States may not hold in the aggregate more than 24.9% of our issued and outstanding common stock (although subject to DOT approval, the percent of foreign economic ownership may be as high as 49%).

         We must also obtain licenses from state, regional, and local regulatory agencies for each of our proposed operations in other target markets such as Washington, D.C., Chicago and Los Angeles. Local building, health and fire codes and similar regulations could also impact our operations. Violations of any of such statutes, codes or regulations could have a material adverse impact on the financial condition or operations of the company.

ENVIRONMENTAL MATTERS

         We are subject to certain Federal, state and local environmental protection, health and safety laws, regulations and ordinances that generally apply to all businesses, such as the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, Occupational Safety and Health Act and similar state statutes, as well as other laws which apply to businesses specifically engaging in the helicopter and aviation industries. To the best of our knowledge, we believe that we are in material compliance with all such statutes and the regulations or ordinances thereunder.

EMPLOYEES

         As of March 31, 2008, we employed a total of 58 full-time employees and 15 part-time employees. We project we will employ on a ramped-up basis over 450 employees by year 5. None of our employees are represented by a labor union. We consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

         On December 1, 2004, we entered into a three year agreement for our executive offices at 6 East River Piers, Suite 216, Downtown Manhattan Heliport, New York, New York. The agreement provided for a monthly payment of $781 for 294 square feet of office space. As a part of the agreement, U.S. Helicopter was required to post a security deposit of $3,300. This facility has sufficient space to meet our near-term needs. We continue to occupy this facility on a month-to-month basis.

         On February 8, 2006, we entered into a one-year Lease Agreement with Three Wing Flying Service, Inc. ("Three Wing") for lease for our operations base and for office and hangar space at Sikorsky Memorial Airport in Stratford, Connecticut. In addition, we agreed to issue 20,000 shares of our common stock to Three Wing. This agreement has expired by its terms and we continue to pay rent at the rate of $16,000 per month, the rate paid immediately prior to the termination of the written lease agreement. We renewed this agreement for one year, with renewal options at a monthly cost of approximately $17,000. This facility has sufficient space to meet our near-term needs.

         On February 27, 2006, we entered into a three year lease agreement for office space in Cranford, New Jersey. Monthly rent for these facilities is currently $4,957. This facility has sufficient space to meet our near-term needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded in the over-the-counter market, and "bid" and "asked" prices in the common stock are quoted on the OTC Electronic Bulletin Board under the symbol "USHP". The NASD approved our application for listing on the OTC-BB on March 15, 2006, and our common stock did not begin trading until April 3, 2006; accordingly, historical high and low bid prices for our common stock were not available until April 3, 2006. The following table sets forth certain information with respect to the high and low bid prices for our common stock as of the close of each of the four calendar quarters of 2007 and the last three quarters of 2006. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


                                             BID PRICES FOR COMMON STOCK
                                                 HIGH          LOW

2007
Fourth Quarter                                  $0.65         $0.31
Third Quarter                                   $0.65         $0.43
Second Quarter                                  $1.02         $0.55
First Quarter                                   $1.25         $0.86


2006
Fourth Quarter                                  $1.55         $0.82
Third Quarter                                   $1.32         $0.70
Second Quarter                                  $3.05         $0.80
First Quarter                                    N/A           N/A


         On March 31, 2008, the last sale price quoted on the OTC Bulletin Board was $0.12. As of March 31, 2008, there were approximately 90 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN.

         The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2007.




                                NUMBER OF SECURITIES              WEIGHTED-AVERAGE            NUMBER OF SECURITIES
                                   TO BE ISSUED                  EXERCISE PRICE OF            REMAINING AVAILABLE
                                  UPON EXERCISE OF              OUTSTANDING OPTIONS,          FOR FUTURE ISSUANCE
                                 OUTSTANDING OPTIONS,          WARRANTS AND RIGHTS (B)      UNDER EQUITY COMPENSATION
                                WARRANTS AND RIGHTS (A)                                     PLANS (EXCLUDING SECURITIES
                                                                                                REFLECTED IN COLUMN
                                                                                                     ((A)) (C)
Equity compensation plans
   approved by security        Options
   holders                     under 2004
                               Plan              1,388,000                 $0.766                       0

Equity compensation plans      Options
   not approved by security    under 2007
   holders                     Plan              3,550,000                 $0.413               2,450,000

                             Warrants:              63,200                 $0.002
                                                    63,200                 $0.002
                                                     4,600                   *(1)
                                                   250,000                 $0.003
                                                   750,000                 $0.017
                                                   100,000                 $0.001
                                                   312,500                 $0.007
                                                   150,000                   *
                                                   350,000                 $0.004
                                                   100,000                   *
                                                    93,750                 $0.001
                                                    93,750                   *
                                                    62,500                 $0.001
                                                    62,500                   *
                                                   156,250                 $0.002
                                                   156,250                   *
                                                    15,825                   *
                                                    15,825                   *
                                                 4,000,000                 $0.046
                                                   800,000                 $0.009
                                                 3,200,000                 $0.037
                                                   248,769                 $0.003
                                                   158,630                 $0.002
                                                 1,045,375                 $0.012
                                                 1,700,000                   *
                                                   100,000                 $0.001
                                                    12,000                   *
                                                    12,000                   *
                                                     7,500                   *
                                                     7,500                   *






                                                     7,500                   *
                                                     7,500                   *
                                                     6,000                   *
                                                     6,000                   *
                                                     3,000                   *
                                                     3,000                   *
                                                     3,000                   *
                                                     3,000                   *
                                                     3,600                   *
                                                     3,600                   *
                                                    15,000                   *
                                                    15,000                   *
                                                     6,000                   *
                                                     6,000                   *
                                                     4,500                   *
                                                     4,500                   *
                                                     6,000                   *
                                                     6,000                   *
                                                28,700,000                 $0.007
                                                   250,000                    *
                                              ------------
TOTAL:                                         43,150,724                  $0.160              2,450,000
-------------
* Less than $0.001

(1) Warrants are exercisable at a price equal to 80% of the fair market value of our Common Stock on the date of exercise.


2007 STOCK INCENTIVE PLAN

         The Company adopted a 2007 Stock Incentive Plan (the "2007 Plan") in December 2007. The 2007 Plan terminates in 2017. A total of 6,000,000 shares of Common Stock are reserved and, as of December 31, 2007, a total of 2,450,000 remained available for grant under the 2007 Plan. The exercise price of an option granted under the 2007 Plan will not be less than the fair market value of our Common Stock on the date of grant; however, for any non-qualified stock option the option price per share of Common Stock, may alternatively be fixed at any price deemed to be fair and reasonable as of the date of the grant. Options granted that are not vested will be canceled immediately upon termination of the grantee's employment or association with us, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the grantee's termination of the grantee's employment or association with us.

2004 STOCK INCENTIVE PLAN

         The Company adopted a 2004 Stock Incentive Plan (the "2004 Plan") in March 2003. The 2004 Plan terminates in 2014. A total of 3,700,000 shares of Common Stock were reserved and, as of December 31, 2007, no shares remained available for grant under the 2004 Plan. Vested options are exercisable for up to sixty months upon termination of the grantee's termination of the grantee's employment or association with us.

WARRANTS

         Warrants issued under equity compensation plans, which were outstanding as of December 31, 2007, include the following:

         We issued warrants to purchase a total of 126,400 shares of Common Stock to 20 accredited investors in connection with a private placement of units conducted from November to December, 2004 (the "2004 Private Placement"). A total of 63,200 warrants issued in the 2004 Private Placement are each exercisable at a price equal to 125% and 150%, respectively, of the conversion price of the shares of Series A Convertible Preferred Stock held by such warrant holder upon conversion of such shares. Our Series A Convertible Preferred Stock is convertible into shares of our Common Stock at a price equal to 80% of the average closing price of our common stock on the OTC-BB for the 20 trading days immediately preceding the day upon which we receive a notice of conversion from a Series A Preferred Stockholder. The warrants expire on the fifth anniversary of the date upon which the shares of Series A Convertible Preferred Stock are converted.

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

         We issued to an investor warrants to purchase 100,000 shares of Common Stock in connection with a bridge loan private placement transaction in October 2005. The warrants contain an exercise price of $0.50 per share and expire on October 26, 2010.

         We issued to a consultant warrants to purchase 312,500 shares of Common Stock on November 1, 2005 at an exercise price of $1.00 per share. The warrants expire on November 1, 2008.

In August 2007, we issued to YA Global Investments, L.P. ("YA"), which was formerly known as Cornell Capital Partners, L.P. amended and restated warrants to purchase a total of 8,407,399 shares of common stock at an exercise price of $0.50 per share in connection with prior convertible debenture financings between March 2006 and May 2007 and in connection with the cash exercise of warrants in October 2006. We later amended the exercise price of such warrants to $0.30 per share in connection with the March 2008 Debenture financing as described below. As of December 31, 2007, we have also issued to YA warrants to purchase an aggregate of 2,895,375 additional shares of common stock, which have exercise prices of $0.30 per share (as to 1,045,375 warrants) and $0.01 per share (as to the remaining 1,850,000 warrants) in connection with certain convertible debenture financings. The warrants issued to YA expire on the following dates: March 31, 2011 (as to 4,150,000 warrants); November 10, 2011 (as to 800,000 warrants); November 28, 2011 (as to 3,200,000 warrants); March 30, 2012 (as to 248,769 warrants); May 14, 2012 (as to 158,630 warrants); and
August 24, 2012 (as to 2,745,375 warrants).

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

         Between June and August 2007, we issued warrants to purchase a total of 804,450 shares of common stock in connection with bridge loans made to us by certain accredited investors. The warrants have exercise prices of $0.50 per share (as to 402,225 warrants) and $0.01 per share (as to the remaining 402,225 warrants). The warrants expire on June 15, 2012 (as to 187,500 warrants), June 20, 2012 (as to 125,000 warrants), July 11, 2012 (as to 312,500 warrants),
August 10, 2012 (as to 31,250 warrants), August 22, 2012 (as to 66,000 warrants), and August 31, 2012 (as to 82,200 warrants).

         We issued to a finder in connection with the June-August 2007 bridge loans warrants to purchase up to 100,000 shares of common stock on September 1, 2007. Such warrants have an exercise price of $0.50 per share and expire on September 1, 2012.

         On October 15, 2007, we issued warrants to purchase an aggregate of 28,700,000 shares of our common stock in connection with a private placement transaction. Such warrants have an exercise price of $0.01 per share and expire on October 15, 2012.

         On November 23, 2007, we issued warrants to purchase up to 250,000 shares of common stock to an existing lender in exchange for such lender's agreement to extend the maturity date and subordinate repayment of its loan. Such warrants have an exercise price of $0.01 per share and expire on November 23, 2012.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

         The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this report.

         This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties including the Company, including, but not limited to, the successful commercialization of our services, future demand for our services, general economic conditions, government regulation, competition and potential competitors' strategies, technological innovations in the helicopter industry, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. Additional factors that could affect our forward-looking statements include, among other things: the impact and result of any litigation (included private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to us; and our ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

GENERAL

         We are a provider of scheduled and charter passenger helicopter services and are, at present, the only certificated United States based airline focused on scheduled helicopter flight service. Our operations currently center on scheduled flights connecting midtown and downtown Manhattan with Newark Liberty International Airport ("Newark") and John F. Kennedy International Airport ("Kennedy Airport"). We are currently the only operator offering regularly scheduled helicopter service in the New York market.

         We believe the timing is favorable, particularly in light of traffic congestion problems affecting many of the nation's highways serving major metropolitan areas during peak traffic hours (especially direct and connecting routes to major airports where gridlock has become the norm), to introduce our new Metro-hop Airport Shuttle Service. Our MASS service will provide regular, scheduled passenger helicopter service between many of the nation's larger metropolitan airports and surrounding city-based heliports. On March 27, 2006, we commenced regularly scheduled flight operations between the Downtown Manhattan Heliport and Kennedy Airport. We estimate that there are annually over 29 million air passengers traveling in and out of Manhattan who could utilize a regularly scheduled helicopter service to access major airports, when it becomes available.

         Our principal target market is the business traveler who, we believe, is willing to pay fares between $139 and $169. Individual travelers purchase tickets at the higher end of the price range. Large corporate travel management companies or corporations purchase volume sales, which are negotiated at a "per-ticket-price" at the lower end of the price range and are based upon large ticket commitments. Our regularly scheduled U.S. Helicopter flights between Manhattan and Newark and Kennedy Airports take approximately eight minutes and stand in contrast to paying $850 to $2,770 for the same flights offered by a charter helicopter service or paying fares from $75-$125 plus tolls and tips for 65-125 minutes of travel time (or longer) via taxi or limousine airport ride. While our service is available to the general public including corporate CEOs and affluent leisure travelers, we believe our service has the greatest appeal to the segment of the business traveler market (like managers, directors, etc.) that currently uses town car/executive car services, limos or taxi transportation, travels 2-3 times per month and recognizes the true time-saving value offered via helicopter. We believe our service is highly attractive (for personal reasons as well as business reasons) compared to ground-based travel when the helicopter connection is reasonably and moderately priced in the range that we offer.

         During 2006, we introduced our MASS service in the Metro New York City market with service between Kennedy Airport and Newark Airport and the Downtown Manhattan Heliport. In February 2007 we expanded our service between Kennedy Airport and Newark Airport to the East 34th Street Heliport. In June 2006, we also commenced service between Sikorsky Memorial Airport in Stratford, Connecticut and the Downtown Manhattan Heliport. We intend to expand our service to LaGuardia International Airport and the West 30th Street Heliport in Manhattan during the next 12 months. Subsequently we intend to introduce our airport shuttle service in the metropolitan Washington DC, Chicago and Los Angeles markets, with further expansion into other major U.S. metro-markets. The number of passengers who originate or terminate their travel from within close proximity to one of these cities' heliports is estimated at over 200 million annually. We estimate that over 29 million passengers originate or terminate their trips from the island of Manhattan.

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

         We believe that there is significant unfulfilled demand for scheduled, "Metro-Hop" airport helicopter shuttle services in the U.S., especially in our initial target market of the New York City metropolitan area. This demand has been largely unfulfilled since the late 1970s, when New York Airways' scheduled helicopter service carried over 400,000 passengers annually. During this period the market size was approximately 35 million passengers as compared to today, where the market size has grown to over 96 million passengers.

Due to significant growth in many U.S. cities, the need for ground-based infrastructure servicing metropolitan areas, and roadways servicing major airports in particular, has outpaced capacity. Only so many subways, bus lines, and taxis can be added to service these high demand routes before each city runs out of space and capability. Adding more limousine and taxi services will not help the situation either because the bottleneck is in the infrastructure itself. U.S. Helicopter believes that the future of transportation for short distances into and out of these densely populated urban areas is by helicopter. By using the vertical take off and landing capabilities of the helicopter, passengers will be able to travel through the city and to local destinations without suffering through hours of gridlock. People will be able to quickly travel across town, to the local airport, or to a neighboring city in minutes instead of hours.

FINANCING TRANSACTIONS

         Since inception, we have incurred substantial operating losses. As of December 31, 2007, we had an accumulated deficit of $(28,377,365). We did not receive any revenues from inception until the start of operations on March 27, 2006. Our operations have been financed primarily through the private placement of our debt and equity securities and the cash exercise of outstanding warrants. The terms of these debt and equity financings are set forth below.

MARCH 2008 CONVERTIBLE DEBENTURE FINANCING


         On April 1, 2008, we received gross proceeds totaling $1,250,000 from YA pursuant to a Securities Purchase Agreement dated March 31, 2008 (the "March 2008 SPA"). Pursuant to the March 2008 SPA, we issued convertible debentures in the principal amount of $1,250,000 (the "March 2008 Debenture"). The March 2008 Debenture bears interest at a rate of 18% per annum and is convertible into shares of our common stock at the option of YA any time up to maturity at a conversion price equal to the lesser of $0.30 or 80% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the conversion date. The March 2008 Debenture is repayable as of the earlier of September 30, 2008 or (b) on the closing date of the next equity financing completed by us resulting in not less than $5.0 million in gross proceeds. We used approximately $613,000 of the proceeds received in connection with the March 2008 Debenture to repay all amounts due and owing under a debenture issued to YA on March 14, 2008. We plan to use the remaining proceeds received in this financing for working capital.

         Pursuant to the March 2008 SPA, we also issued warrants to YA to purchase a total of 2,783,333 shares of our common stock with an exercise price of $0.01 per share. The warrants are exercisable for a period of five years.

         We entered into an amended security agreement with YA pursuant to which we continued the security interest of YA in all our assets which we granted in connection with debentures issued by us to YA in August 2004.

         We have agreed to include the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants issued in this transaction in the event we determine to file a registration statement other than on Form S-4 or Form S-8 and YA elects to include the shares issuable upon conversion of the debentures and upon exercise of the warrants in such registration statement.

         Fees and expenses paid in connection with this transaction included a monitoring fee of $78,750 to Yorkville Advisors, LLC. We also paid structuring fees to Yorkville Advisors, LLC in the amount of $25,000.

         As a condition to closing the March 2008 Debenture transaction, YA and certain of our bridge lenders (the "Bridge Lenders") were required to enter into a Subordination Agreement providing that payment by us of the bridge loans made by the Bridge Lenders in the aggregate amount of $350,000 shall be subordinate to our repayment of a total of $6,250,000 of indebtedness owed to YA.


         As an additional condition to closing the March 2008 Debenture transaction, our five most senior executive officers (collectively, "Management") agreed to continue pre-existing reductions of their salaries by 20% until such time as we repaid a total of $6,250,000 from proceeds to be received by us in an institutional private placement (the "YA Repayment"). After we make such repayments, Management's salaries may be reinstated in full, and all unpaid salary amounts may be issued to Management in the form of shares of our common stock at a price equal to the greater of the volume weighted average price of our common stock as quoted by Bloomberg, LP on the day prior to the YA Repayment or $0.50 per share. Each Management member has the option, however, to receive payment of such unpaid salary in cash to the extent of such Management member's contribution to the Common Stock Purchase once the total indebtedness owed by us to YA is reduced by $6.25 million or more.


MARCH 2008 AMENDMENT OF PRIOR YA DEBENTURES AND WARRANTS


         On March 31, 2008, we amended the terms of three secured convertible debentures previously issued to YA on March 31, 2006 (in the remaining principal amount of $5.9 million), November 3, 2006 (in the principal amount of $2.75 million) and March 30, 2007 (in the remaining principal amount of $844,836) (collectively, the "Prior Debentures"). The Prior Debentures contained conversion prices equal to the lesser of $0.50 per share or 95% of the lowest daily volume weighted average price of our common stock for the 30 days prior to the notice of exercise ("Fair Market Value"), and provided for an adjustment in the conversion price in the event that we completed a financing whereby the price per share of our common stock (or its equivalent on an as-converted basis) was less than the conversion price of the Prior Debentures. As required by the terms of the Prior Debentures and in light of prior financings completed by us, we amended the terms of the Prior Debentures to provide for a conversion price equal to the lesser of $0.30 per share or 95% of the Fair Market Value of our common stock.


         In addition, on March 31, 2008, we amended certain warrants previously issued to YA in connection with certain convertible debenture financings to purchase up to an aggregate of 9,452,774 shares of our common stock (the "Prior Warrants"). The Prior Warrants contained an exercise price of $0.50 per share. The Prior Warrants provided for an adjustment in the exercise price and the number of shares issuable under the Prior Warrants in the event that we completed a financing whereby the price per share of our common stock (or its equivalent on an as-converted basis) was less than the exercise price of the applicable Prior Warrant. In light of prior financings completed by us and in accordance with the terms of the Prior Warrants, we amended the Prior Warrants to provide for an exercise price of $0.30 per share.


MARCH 2008 $1,250,000 WARRANT FINANCING


         On April 1, 2008, we received gross proceeds totaling $1,250,000 from Kuwait Holding, KSC ("KH") pursuant to a Securities Purchase Agreement dated March 25, 2008 and entered into on April 1, 2008 (the "KH SPA"). Pursuant to the KH SPA, we issued two warrants to purchase an aggregate of 6,950,000 shares of our common stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance (the "KH Warrants"). KH also received piggyback registration rights in connection with the shares of common stock issuable upon exercise of the KH Warrants.

MARCH 2008 DEBENTURE FINANCING

         On March 14, 2008, we entered into a Securities Purchase Agreement (the "March 14, 2008 SPA") with YA pursuant to which we issued secured debentures in the principal amount of $608,000 (the "March Debenture"). The March Debenture was repaid in full with proceeds received by us in connection with the March 2008 Debenture.

In connection with the March Debenture, we entered into an amended security agreement with YA pursuant to which we continued the security interest of YA in all our assets which we granted in connection with debentures issued by us to YA in August 2004.

Commissions to YA in connection with this transaction included monitoring, structuring and legal fees in the total amount of $30,000.

FEBRUARY 2008 BRIDGE LOAN FINANCINGS

         On February 21, 2008, we closed on a $300,000 bridge loan financing pursuant to a Convertible Note Purchase Agreement dated February 20, 2008 with one investor, pursuant to which we issued a total of $300,000 in principal amount of convertible notes (the "Notes"). Such notes accrue interest at the rate of 10% per annum and are convertible, together with accrued interest, at the option of the holder into shares of our common stock at a conversion price equal to $0.25 per share. Such notes are repayable on or before the earlier of the date of the next financing completed by us other than a bridge loan financing, or the one year anniversary of the closing date of such notes.

         On February 11, 2008, we entered into Convertible Note Purchase Agreements with two investors, pursuant to which we issued a total of $50,000 in principal amount of convertible notes. In connection with these financings, we also issued to such investors warrants to purchase an aggregate of 30,000 shares of our common stock as an inducement to enter into the transactions. Such warrants contain an exercise price of $0.50 per share and are exercisable for a period of five years. The notes accrue interest at the rate of 15% per annum and are convertible, together with accrued and unpaid interest, at the option of the holders into shares of our common stock at a conversion price equal to $0.25 per share. Such notes are repayable on or before the earlier of the date of the next financing completed by us other than a bridge loan financing, or the six month anniversary of the closing date of the Notes.

OCTOBER 2007 PRIVATE PLACEMENT

         On October 17, 2007, we received gross proceeds of $6,600,000 in a private placement transaction with International Financial Advisors, K.S.C.C. ("IFA") pursuant to a Securities Purchase Agreement dated October 15, 2007 (the "IFA SPA") and entered into on October 17, 2007. In accordance with the terms of the IFA SPA, we issued to IFA 8,000,000 shares of our Common Stock, plus warrants to purchase an additional 14,000,000 shares of Common Stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance. As an inducement to enter into the SPA, we also agreed to issue to IFA warrants to purchase an additional 14,700,000 shares of Common Stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance. The 8,000,000 shares of common stock issued to IFA are non-voting due to U.S. Department of Transportation regulations limiting the amount of ownership of us (a domestic airline) by foreign persons. To the extent that the shares may become voting shares in the future, they will not become so if it would result in non-U.S. citizens holding more than 24.9% of our voting stock or 49.9% of our total outstanding equity without regard to voting rights.

         In accordance with the terms of the IFA SPA, we agreed to increase the number of our directors to nine and granted IFA the right to appoint one additional director. As a result, IFA presently maintains the right to appoint two directors to our Board, after taking into account IFA's right to appoint a director in connection with a previous financing transaction between IFA and us on October 26, 2005. On February 14, 2008, the Board appointed Mr. Richard Bushman to serve as IFA's second nominee to the Board in addition to Mr. Christopher Brady.

         We also agreed to grant IFA certain anti-dilution rights in the event that we conclude a financing transaction in the 12 month period following the closing with IFA, as well as a right to participate in any future financing in an amount equal to one-third of the gross proceeds to be raised in such future offering for a period of two years following the SPA closing.

         Our completion of the SPA financing with IFA required that we repay certain bridge loans owed to YA. As agreed upon between YA and us, we paid YA a total of approximately $1,700,000 out of the gross proceeds received by us in connection with the SPA. As a result of this repayment, convertible debentures issued by us to YA on August 24, 2007 (in the principal amount of $800,000) and May 14, 2007 (in the principal amount of $500,000), inclusive of interest, were repaid in full, and we repaid a total of approximately $340,000 in connection with a convertible debenture issued by us to YA on March 30, 2007 (in the principal amount of $1,100,000), leaving a total of approximately $845,000 due and owing under such debenture as of October 17, 2007.

         We did not pay any commissions on this transaction.

AUGUST 2007 CONVERTIBLE DEBENTURE FINANCING

         On August 24, 2007, we entered into a Securities Purchase Agreement with YA pursuant to which we issued convertible debentures in the principal amount of $800,000 (the "August 2007 Debenture"). The debentures are convertible at the option of YA any time up to maturity at a conversion price equal to the lesser of $0.50 or 80% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the conversion date. The debentures were repayable as of October 24, 2007 and accrued interest at 18% per year payable in cash. We used the proceeds received in this financing for working capital. On October 17, 2007, we repaid all principal and accrued interest under the August 2007 Debenture in connection with proceeds received under the IFA SPA.

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

         As an additional condition to closing the August 2007 Debenture transaction, our five most senior executive officers (collectively, "Management") purchased shares of our common stock at a purchase price of $0.52 per share (the "Common Stock Purchase"). In addition, Management agreed to reduce their salaries by 20% until such time as the August 2007 Debenture and debentures previously issued by us to YA in the aggregate principal amount of $1,600,000 are repaid in full (collectively, the "YA Bridge Loans"). We amended such agreements with Management in connection with the March 2008 Debenture financing as described above.

AUGUST 2007 AMENDMENT OF PRIOR DEBENTURES AND WARRANTS

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

         In connection with these financings, we also issued to holders of the Convertible Notes warrants to purchase an aggregate of 804,450 shares of our common stock as an inducement to enter into the transactions. The Warrants contained an exercise price of $0.50 per share and are exercisable for a period of five years. We subsequently agreed to reduce the exercise price of 402,225 warrants to $0.01 per share in consideration for such lenders' agreement to subordinate repayment of their loans to YA. In addition, in October 2007, we agreed to issue to one lender an additional 250,000 warrants and 150,000 shares in partial consideration of such lender's agreement to subordinate repayment of its loan to YA, and we agreed to issue 146,917 shares of stock to the other lender in partial consideration of such lender's agreement to subordinate repayment of its loan to YA.

MAY 2007 CONVERTIBLE DEBENTURE FINANCING

         On May 14, 2007, we entered into a Securities Purchase Agreement (the "May 2007 SPA") with YA pursuant to which we agreed to issue a secured convertible debenture to YA in the principal amount of $500,000 (the "May 2007 Debenture"), which was funded on May 16, 2007. The May 2007 Debenture became due as of July 14, 2007. The May 2007 Debenture accrued interest at 18% per year payable in our common stock at the rate equal to the conversion price of the debenture in effect at the time of payment. On October 17, 2007, we repaid all principal and interest due, in cash, under the May 2007 Debenture in connection with proceeds received pursuant to the IFA SPA.

         Pursuant to the May 2007 SPA, we also agreed to issue to YA warrants to purchase a total of 99,144 shares of our common stock with the following exercise prices: $1.00 per share (as to 31,250 warrants); $1.20 per share (as to 26,042 warrants); $1.40 per share (as to 22,321 warrants); and $1.60 per share (as to 19,531 warrants). The warrants are exercisable for a period of five years. In accordance with the terms and conditions of such warrants, we reduced the exercise price of these warrants in March 2008 to $0.30 per share as described above.

         In connection with the May 2007 SPA, we also agreed to register upon written request from YA the shares that may be acquired under the May 2007 Debenture and the 99,144 shares that may be issued pursuant to the warrants.

MARCH 2007 CONVERTIBLE DEBENTURE FINANCING

         On March 30, 2007, we entered into a Securities Purchase Agreement (the "March 2007 SPA") with YA pursuant to which we agreed to issue a secured convertible debenture to YA in the principal amount of $1,100,000 (the "March 2007 Debenture"), which was funded on April 2, 2007. On June 30, 2007, the maturity date of the March 2007 Debenture was automatically extended to September 30, 2007 due to our inability to complete a financing of at least $1.1 million prior to such time. The March 2007 Debenture accrues interest at 12% per year payable in our common stock at the rate equal to the conversion price of the debenture in effect at the time of payment. Beginning June 30, 2007, the date which the maturity date of the March 2007 Debenture was extended, the interest rate under the debenture increased by two percent per month and continued to do so through and until September 30, 2007. The current interest rate on the March 2007 Debenture is 18%. On October 17, 2007, we repaid a total of $255,162 in principal and $85,710 in accrued interest under the March 2007 Debenture in connection with proceeds received pursuant to the IFA SPA.

         The March 2007 Debenture is convertible at YA's option into shares of our common stock at a price per share equal to the lower of $0.50 per share or 95% of the lowest daily volume weighted average price of our common stock ("Fair Market Value") for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the March 2007 Debenture. YA's conversion right under the March 2007 Debenture is subject to certain limitations including that YA may not convert the March 2007 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by YA to exceed 4.99% of our then outstanding common stock. In addition, YA has agreed to not sell any shares that may be acquired under the March 2007 Debenture until March 31, 2008; provided, however, that such limitation does not apply in the event that the closing bid price of our common stock is greater than $1.75 for five consecutive trading days, upon the occurrence of an event of default under the March 2007 Debenture, if waived by YA or to private resales by YA.

         In addition, in the event we close on any debt or equity financing after the issuance date of the March 2007 Debenture, we are required to use 100% of the net proceeds of such financings to prepay outstanding amounts under the March 2007 Debenture until the March 2007 Debenture is repaid in full. In connection with this financing, we also agreed to repay up to a total of $5 million owed to YA pursuant to the March 2007, November 2006 and March 2006 Debentures in the event we are successful in raising $5.0 million in two separate private placement transactions. YA agreed to waive these provisions on a one-time basis in connection with the financing transaction with IFA and the 2007 Convertible Notes as described above.

         We have agreed to grant a security interest to YA covering substantially all of our assets to secure our obligations under the March 2007 Debenture pursuant to an Amended and Restated Security Agreement. Pursuant to the March 2007 SPA, we also agreed to issue to YA warrants to purchase a total of 155,481 shares of our common stock with the following exercise prices: $1.15 per share (as to 47,827 warrants); $1.35 per share (as to 40,741 warrants); $1.55 per share (as to 35,484 warrants); and $1.75 per share (as to 31,429 warrants). The warrants are exercisable for a period of five years. In accordance with the terms and conditions of such warrants, we reduced the exercise price of these warrants in March 2008 to $0.30 per share as described above.

         In connection with the March 2007 SPA, we also agreed to register upon written request from YA the shares that may be acquired under the March 2007 Debenture and the 155,481 shares that may be issued pursuant to the warrants.

NOVEMBER 2006 CONVERTIBLE DEBENTURE FINANCING

         On November 10, 2006, we entered into a Securities Purchase Agreement (the "November SPA") with YA pursuant to which we agreed to issue a secured convertible debenture to YA in the principal amount of $2,750,000 (the "November 2006 Debenture"), which was funded on November 28, 2006. The November 2006 Debenture will mature 36 months after issuance and accrues interest at 8% per year which will be payable in shares of our common stock at the lower of $0.50 per share or 95% of the Fair Market Value for the 30-day period prior to the interest payment due date.

         The November 2006 Debenture is convertible at YA's option into shares of our common stock upon the same terms and conditions as the March 2007 Debenture. Effective May 10, 2007, YA agreed to limit its resales of our common stock acquired under the November 2006 Debenture to $250,000 worth for a period of 30 days if our common stock falls below $1.45 per share for five consecutive trading days (the "Resale Limitation"). The Resale Limitation would not apply upon an event of default as defined in the November 2006 Debenture, if waived in writing by us, or to private resales by YA. We are required pursuant to the November 2006 Debenture to reserve a total of 20% of the maximum number of shares that may be owned by persons who are not U.S. citizens as determined in accordance with U.S. Department of Transportation regulations for issuance pursuant to the November 2006 Debenture.

         In addition, in the event we close on any debt or equity financing after the issuance date of the November 2006 Debenture, we are required to use 50% of the net proceeds of such financings to prepay outstanding amounts under the November 2006 Debenture or any other debenture issued by us to YA Capital. YA agreed to waive this requirement on a one-time basis in connection with the financing with IFA and the 2007 Convertible Notes as described above. If amounts to be prepaid by us do not total at least the equivalent of $70,000 per month beginning on April 1, 2007, we must prepay the difference to match such amount up to $2,000,000. No further prepayments are required once we prepay a total of $2,000,000.

         We granted a security interest to YA covering substantially all of our assets to secure our obligations under the November 2006 Debenture pursuant to an Amended and Restated Security Agreement. Pursuant to the November SPA, we also agreed to issue to YA warrants to purchase a total of 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants). In accordance with the terms and conditions of such warrants, we reduced the exercise price of these warrants in March 2008 to $0.30 per share as described above.

         In connection with the November SPA, we also entered into an Investor Registration Rights Agreement whereby we have agreed to register upon written request from YA up to 6,875,000 shares that may be acquired under the November 2006 Debenture and the 2,000,000 shares that may be issued pursuant to the warrants.

OCTOBER 2006 WARRANT AMENDMENTS AND EXERCISE

         On October 20, 2006, YA and we amended the terms of two warrant agreements (the "YA Warrants") relating to the issuance of 1,250,000 shares of common stock each that were issued in connection with the March 2006 Debenture (defined below). The YA Warrants contained exercise prices of $1.00 and $1.15, respectively. To induce YA to make an additional investment in us via the cash exercise of the YA Warrants, the Company agreed to reduce the exercise price of each YA Warrant to $0.70 per share. On October 20, 2006, we issued a total of 2,500,000 shares of common stock in connection with a notice of exercise of the YA Warrants received from YA on such date. In connection with this agreement, we also agreed to issue additional warrants to purchase up to 500,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 125,000 warrants); $1.35 per share (as to 125,000 warrants); $1.50 per share (as to 125,000 warrants); and $1.65 per share (as to 125,000 warrants). In accordance with the terms and conditions of such warrants, we reduced the exercise price of these warrants in March 2008 to $0.30 per share as described above.

MARCH 2006 CONVERTIBLE DEBENTURE FINANCING

         On March 31, 2006, we entered into a Securities Purchase Agreement with YA pursuant to which we issued convertible debentures in the principal amount of $6,000,000 (the "March 2006 Debenture"). The March 2006 Debenture is convertible at the option of YA any time up to maturity upon the same terms as the March 2007 and November 2006 Debentures. We are not permitted to issue such number of shares to YA upon conversion that would result in YA owning in excess of 4.99% of our outstanding common stock, which may only be waived by YA either in its sole discretion with 60 days' notice or without notice upon an event of default. The debentures have a three-year term and accrue interest at 8% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009. To date, we have issued a total of 100,473 shares to YA pursuant to conversion notices of a total of $100,000 under the March 2006 Debenture.

         We entered into an Amended and Restated Security Agreement with YA in connection with the March 2006 Debenture pursuant to which we continued the security interest of YA in all our assets which we granted in connection with the original debenture issued by us to YA in August 2004.

         We were required to register all shares issuable pursuant to the March 2006 Debenture pursuant to the terms of an Investor Registration Rights Agreement between YA and us. We registered a total of 10,802,179 shares of common stock underlying the March 2006 Debenture pursuant to a registration statement declared effective by the SEC on May 14, 2007 (the "May 2007 Registration Statement").

         In connection with this financing, we issued to YA five year warrants with the following exercise prices: 1,250,000 at $1.00 per share, 1,250,000 at $1.15 per share, 1,250,000 at $1.30 and 1,250,000 at $1.45. The warrants containing exercise prices of $1.15 and $1.00 were amended in October 2006 as described above. We registered the shares issuable upon conversion of the remaining 2,500,000 warrants (as well as the 2,500,000 shares issued upon exercise of the amended warrants, as described above) in the May 2007 Registration Statement. We reduced the exercise price of 3,750,000 of these warrants in March 2008 to $0.30 per share as described above.

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

OCTOBER 2005 PRIVATE PLACEMENTS

         On October 26, 2005, we entered into a Common Stock Purchase Agreement with International Financial Advisors, K.S.C. pursuant to which, on November 1, 2005 we issued 3,000,000 shares of our common stock at a purchase price of $1.00per share for a total purchase price of $3 million. We also issued to this investor on November 1, 2005 a warrant to purchase up to 750,000 shares of our common stock. The warrant is exercisable at an exercise price of $1.00 per share for a period of three years from its date of issuance. We registered these shares of common stock and the shares of common stock issuable upon exercise of the warrant in the May 2007 Registration Statement.

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

PRIOR YA FINANCINGS

         In addition to the November 2006 and March 2006 Debentures, we have also entered into Securities Purchase Agreements with YA whereby we previously issued a total of $1.52 million in principal of secured convertible debentures in August 2004 ($1,000,000), February 2005 ($300,000) and August 2005 ($220,000)
(the "August 2005 Debenture"). On April 8, 2005, we entered into an Amended and Restated Secured Debenture (the "April 2005 Debenture") in the amount of $1,335,424, representing the principal and interest due under the debentures issued in August 2004 and February 2005 as of such date. We repaid all but $114,900 under the April 2005 Debenture and the August 2005 Debenture with proceeds received in the March 2006 Debenture transaction. On September 11, 2006, YA converted all remaining amounts due and owing under the April 2005 Debenture and the August 2005 Debenture into a total of 584,588 shares of our common stock.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

         From inception on March 4, 2003 through March 27, 2006, we had no revenues from operations and did not generate any revenues from operations until March 27, 2006. For the year ended December 31, 2007, total revenues increased to $3,775,962. For the year ended December 31, 2006, our total revenues were $1,417,215.

         Payroll expenses increased to $3,971,483 for the year ended December 31, 2007 from $2,886,533 for the year ended December 31, 2006. The increase in payroll expense is due to the start of operations in March 2006 and a higher number of employees as we expanded operations in 2007.

         For the year ended December 31, 2007, the Company has incurred professional fees totaling $2,390,440, compared to $1,837,556 for the year ended December 31, 2006. These fees are comprised of legal fees for general matters, accounting and audit fees, other consulting fees, transfer agent fees and registered agent fees.

         Equipment lease expenses increased to $1,897,984 for the year ended December 31, 2007 from $1,551,304 for the year ended December 31, 2006.

         Advertising expenses decreased to $495,098 for the year ended December 31, 2007 from $1,946,148 for the year ended December 31, 2006.

         We reported an operating loss of $(11,244,214) for the year ended December 31, 2007 compared to an operating loss of $(10,955,527) for the year ended December 31, 2006. The increase in operating loss is due to higher revenue levels offset by an increase in expenses as we expanded our operation significantly in 2007.

         We reported a net loss of $(15,643,488) for the year ended December 31, 2007 compared to a net loss of $(9,619,760) for the year ended December 31, 2006. The increase in loss is due to higher expense levels offset partially by an increase in revenue as we expanded our operation significantly during 2007. Net loss was also impacted by significantly higher other income and (expenses) of $(4,399,274) for the year ended December 31, 2007 compared to other income/(expenses) of $1,336,167 for the year ended December 31, 2006. The difference in other income/expense is due to higher interest expense, a gain from derivative liability calculation during 2006 and a significantly higher amortization of debt discount for 2007 as a result of reducing the prices of our existing warrants.

         Basic and diluted net loss per common share was $(0.41) for the year ended December 31, 2007 compared to a $(0.30) loss for the year ended December 31, 2006.

         Since inception, the Company has incurred operating losses. As of December 31, 2007, our accumulated deficit was $(28,377,365).

LIQUIDITY AND FINANCIAL CONDITION

         We have financed our operations since inception primarily through private placement financings with YA, Kuwait Holdings and IFA, private placements of convertible notes with certain accredited investors, private placements of common stock conducted in October and November 2005 and the 2004 Private Placement. In August 2004, we closed on a $1.3 million convertible debenture financing with YA, which was funded in August 2004 (in the amount of $1 million) and February 2005 (in the amount of $300,000). In November and December of 2004, we closed on a private placement offering of 63,200 Units to a limited number of accredited investors, pursuant to which we received $316,000 before payment of expenses associated with the offering. We received net proceeds of $206,300 in the 2004 Private Placement, which was used for general working capital purposes and startup costs. We closed on an additional $220,000 convertible debenture financing with YA in August, 2005. On October 26, 2005, we closed on a $250,000 convertible note offering with Portfolio Lenders II, LLC. In addition, in November, 2005, we closed on six common stock private placement transactions with six investors for a total of $6,250,000, pursuant to which we issued a total of 6,250,000 shares of our common stock. In March 2006, we closed on an additional $6.0 million convertible debenture financing with YA. In October 2006, we received $1,750,000 in connection with the cash exercise of two amended warrant agreements issued to YA. In November 2006, we closed on an additional $2.75 million convertible debenture financing with YA. In March 2007, we closed on an additional $1.1 million convertible debenture financing with YA. In May 2007, we closed on an additional $500,000 convertible debenture financing with YA. Between June and August 2007, we closed on 15 convertible note financings in an aggregate amount of $772,000 in principal with 15 accredited investors. In August 2007, we closed on an additional $800,000 convertible debenture financing with YA. In October 2007, we closed on a private placement transaction with IFA for a total of $6,600,000, pursuant to which we issued a total of 8,000,000 shares of common stock and warrants to purchase an aggregate of 28,700,000 additional shares of common stock. In February 2008, we closed on an additional $350,000 convertible note financings with three investors. In March 2008, we received gross proceeds totaling $2,500,000 from financings with KH and YA.

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

         We acquired through lease, and put into service, four helicopters during our first year of flight operations which commenced on March 27, 2006. On November 2, 2005, we took delivery of our first helicopter pursuant to a lease dated as of November 1, 2005. At the time of entering into the lease, we paid the lessor the first month's rent, in advance, and a security deposit, as defined in the lease. Future rent payments are due on the first of each month and continue during the term. The lease term is for three years with no renewals or purchase options.

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

         In addition, the Company has entered into a Deposit and Advance Order Agreement with Sikorsky, as amended, for the purchase of four aircraft. The Company has made a deposit with Sikorsky in the amount of $400,000, or $100,000 per aircraft. The Company and Sikorsky will need to negotiate a formal sales agreement for the aircraft which will include the delivery dates for the helicopters. No assurances can be given that a formal sales agreement with Sikorsky will be completed on terms favorable to us or at all.

         We plan to acquire, through lease or mortgage, and put into service, four (4) additional helicopters during the next twelve months.

         In the first quarter of 2008 we signed a lease agreement for our fifth aircraft, which we expect to be delivered in the second quarter of 2008. The term of the lease is for three years, with renewal options. A deposit, as well as the first monthly rent payment, are due prior to delivery. On-going rent payments are due monthly thereafter. We have agreed to cover the aircraft's maintenance with a technical support agreement.

         We will need approximately $12.0 million of helicopter lease/debt financing for our next three helicopters, inclusive of deposits required in connection with any financing transaction. It is anticipated that the purchase price per aircraft for the next five used aircraft, including the cost of refurbishment and re-configuration of interiors, will be approximately $3.8 million, which amount is included in the overall purchase price described herein. It is anticipated that the security deposit for these three aircraft will be approximately $0.2 million, with the balance of the purchase price to be in the form of lease financing. It is anticipated that the manufacturers of these aircraft, the engine manufacturer or a third party source will enter into "power-by-the-hour" ("PBH") arrangements, whereby we would be allowed to cover the cost of major maintenance items over a period of time, rather than as the maintenance costs are specifically incurred. The Company will be required to place deposits with the aircraft manufacturers for new aircraft to be delivered in late 2008. Accounting for PBH arrangements will be accomplished through our Statement of Operations, where we will expense in full the amount of such costs at the rates in accordance with any contracts we have in place. We will record deposits made to the manufacturer(s) as Deposits on our Balance Sheet. These deposits could be used by the manufacturer(s) if there is an event of default by us.

         In addition to the lease financing described above, it is currently anticipated that we would place an order in 2008 for delivery in late 2010/2011 of four new aircraft at an average purchase price of $10.0 million, and an additional fourteen (14) aircraft after 2011. The current anticipated delivery schedule for the initial and additional aircraft for the balance of 2008 is as follows:

     o    November 2, 2005: Received one Sikorsky S-76B aircraft
     o    December 1, 2005: Received one Sikorsky S-76B aircraft
     o    February 14, 2006: Received one Sikorsky S-76B aircraft
     o    May 15, 2006: Received one Sikorsky S-76B aircraft
     o    April 30, 2008: Anticipated delivery of one Sikorsky S-76B aircraft
     o    July, 2008: Anticipated delivery of one Sikorsky S-76B aircraft
     o    September, 2008: Anticipated delivery of one Sikorsky S-76B aircraft
     o    October, 2008: Anticipated delivery of one Sikorsky S-76B aircraft

         The above dates for delivery of aircraft we have not yet received represent the anticipated delivery to us. The aircraft will require modifications to bring them to our standards, which we estimate will take approximately 60 days per aircraft.

         There can be no assurance that we will be successful in entering into financing agreements for these aircraft. If these financings cannot be consummated, we will assess all available alternatives.

         To date our financing has come from the sale of approximately $14.53 million of convertible debentures, $1.75 million of warrant exercises, $14.1 million in private placement proceeds from the sale of our equity securities in 2005, 2007 and 2008, $1.37 million from the sale of convertible notes in 2005, 2007 and 2008, and $0.3 million in private placement proceeds in the 2004 Private Placement. We also have the ability to sell up to $11 million of our common stock to YA pursuant to an Amended and Restated Standby Equity Distribution Agreement with YA in April 2005 (the "SEDA").

MANAGEMENT'S PLAN TO OVERCOME OPERATING AND LIQUIDITY MATTERS

         Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market and other markets will require additional capital. As of December 31, 2008, we had $670,136 in cash. As of March 31, 2008, we had $1,486,490 in cash. As of the date of this report, we believe that we will be able to satisfy our cash requirements through May, 2008, assuming no additional financing is completed. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with our current cash and expected revenues from operations. We have recently entered into a number of financing transactions (see Notes 11, 12 and 17 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.

         We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. During the next twelve months, we anticipate that we will need approximately $10.0 million of working capital (inclusive of capital expenditures), $16.0 milliion of lease financing, and $2.5 million to repay debt. In addition, in the event we are successful in raising at least $20 million in gross proceeds in a private placement of our securities, we also anticipate the need for up to an additional $38 million of lease/debt financing.

         Such capital is expected to come from helicopter lease financing and the sale of equity or debt securities, which may include the sale of common stock under our existing $11 million SEDA. As of the date of this report, we are in discussions with financing sources for helicopter operating lease financing. We believe that we will need to raise approximately $28.5 million through $16.0 million of operating lease financing and $12.5 million of some combination of debt, equity or SEDA draws, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital improvements over the next 12 months. There can be no assurances, however, that we will be able to complete such financings on terms favorable to us or at all.

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 (and its amendments described below) defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an "exit price" basis rather than an "entry price" basis. Additionally, the fair value should be market-based and not an entity-based measurement. SFAS 157 (as originally issued) was effective for fiscal years beginning after November 15, 2007 (amended to November 15, 2008 - see below).

         FSP FAS 157-1 amends FAS 157 to exclude FASB Statement No. 13, ACCOUNTING FOR LEASES (FAS 13), and its related interpretive accounting pronouncements that address leasing transactions. The FASB decided to exclude leasing transactions covered by FAS 13 in order to allow it to more broadly consider the use of fair value measurements for these transactions as part of its project to comprehensively reconsider the accounting for leasing transactions.

         FSP FAS 157-2 delays the effective date of FAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The delay gives the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157 to these assets and liabilities. For items covered by the FSP, FAS 157 will now go into effect in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years.

         We do expect SFAS 157 to affect our disclosures. We are still evaluating the effects, if any, SFAS No. 157, SFAS 157-1and SFAS 157-2 may have on our financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

         Our significant accounting policies are summarized in the Notes of our consolidated financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements (or are anticipated to have such impact when operations commence) and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. Our critical accounting policies are useful lives of assets, impairment testing of assets, revenue recognition, and deferred offering costs.

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

         DEFERRED OFFERING COSTS AND DEFERRED FINANCING COSTS. We incurred certain costs related to financing activities during the years ended December 31, 2007 and 2006. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).

         Additional Information. With respect to our cash requirements and sources during the next 12 months, see Management's Discussion and Analysis--Liquidity and Financial Condition. We will lease or purchase approximately one additional used, low-time helicopter during the second quarter of 2008. During that time period, we expect that our most significant equipment-related and plant-related expenses will be a combination of helicopter lease and/or debt payments (approximately $2.5 million. With respect to changes in number of employees, we have 58 full time employees and 15 part-time employees as of December 31, 2007 and expect to have approximately 82 full-time and 15 part-time employees at the end of 2008.

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

         We are subject to a wide range of governmental regulation by U.S. Federal, regional, state and local governmental agencies. Our ability to continue operations will be adversely affected if any of the entities described below modifies, suspends or revokes our authorizations for failure to maintain compliance with applicable rules and regulations. Our business requires permits, licenses, operating approvals, and various other authorizations by, among others, the following authorities:

     o U.S. Department of Transportation ("DOT"): On November 1, 2005 we received a "Final Order" from the DOT. We received an "Effective" certificate from the DOT on February 17, 2006.

     o U.S. Federal Aviation Administration ("FAA"): We received an Air Carrier Certificate from the FAA on February 13, 2006.

     o U.S. Transportation Security Administration ("TSA"): On June 1, 2005, the TSA issued and approved our security plan under TSA Part-1544. The TSA assigned a Principal Security Inspector to facilitate the TSA compliance process. The TSA has agreed to conduct all security procedures at New York City-owned heliports (Downtown Manhattan Heliport).

     o U.S. Federal Communication Commission ("FCC"): We have received FCC approval to establish radio frequencies and communications between our operating helicopters and operations facilities.

     o Port Authority of New York and New Jersey: We have signed agreements with the Port Authority for operation and fees at JFK International Airport and Newark Liberty Airport. We signed agreements for space and bulk take-off fees with the Port Authority for the Downtown Manhattan Heliport. We will need to sign agreements with the Port Authority for LaGuardia Airport.

         WE NEED TO OBTAIN EQUIPMENT AND EQUIPMENT FINANCING IN A COMPRESSED TIMEFRAME WITH LIMITED MANPOWER AND LIMITED RESOURCES. WE COULD FAIL. CERTAIN FINANCIERS MAY REQUIRE AN EQUITY POSITION IN US IN EXCHANGE FOR PROVIDING FINANCIAL AND PERFORMANCE GUARANTEES.

         We plan to acquire through lease or mortgage and put into service up to four additional helicopters during 2008. To accomplish this we will need to secure approximately $16 million of helicopter debt/lease or mortgage financing. We have entered into an aircraft lease for our first helicopter on November 1, 2005 and received delivery of the aircraft on November 2, 2005. On December 1, 2005, February 14, 2006 and May 15, 2006, respectively, we took delivery of three additional aircraft pursuant to respective lease agreements dated December 1, 2005, February 10, 2006 and April 26, 2006. In the first quarter of 2008 we signed a lease agreement for our fifth aircraft, which we expect to be delivered in the second quarter of 2008. A deposit, as well as the first monthly rent payment, is due prior to delivery. On-going rent payments are due monthly thereafter. There can be no assurances that a financing transaction with respect to our additional aircraft with any potential sources will be completed at all, or on terms favorable to us. In connection with these financing arrangements, there is a potential that we may require the aircraft manufacturer to provide financial and performance guarantees. In addition, potential financiers may require an equity position in us if such guarantees are required. Accordingly, we may be required to issue some combination of our common stock, options and/or warrants to one or more financiers for our helicopters. Notwithstanding a successful grant of our common stock, options and/or warrants, we may not be able to obtain the necessary helicopter financing on favorable terms and we may not be able to get our aircraft manufacturer to provide the necessary guarantees.

         WE HAVE LIMITED REVENUE FROM OPERATIONS AND MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS. OUR OPERATIONS SINCE INCEPTION HAVE NOT GENERATED A PROFIT.

         We began operations on March 27, 2006 but had no revenue from operations prior to that date. We have relied on and will continue to rely on significant external financing to fund our operations. To date our financing has come from the sale of approximately $14.53 million of convertible debentures, $1.75 million of warrant exercises, $14.1 million in private placement proceeds from the sale of our equity securities in 2005, 2007 and 2008, $1.37 million from the sale of convertible notes in 2005, 2007 and 2008, $0.3 million in private placement proceeds in the 2004 Private Placement, and $11.0 million that will be available to us under the SEDA (the "SEDA funds") upon the effectiveness of a registration statement. We anticipate that we will need to raise $12.5 million in additional capital to finance operations through year-end 2008, assuming that our results of operations reasonably correspond to our business plan. We must also raise $16.0 million for the leasing of aircraft.

         Our operations since inception in March 2003 have not generated a profit. We generated a net loss of $(17,865) during the period from inception in March 2003 to December 31, 2003, a net loss of $(549,961) during the twelve months ended December 31, 2004, a net loss of $(2,546,291) for the 12 months ended December 31, 2005, a net loss of $(9,619,760) for the 12 months ended December 31, 2006 and a net loss of $(15,643,488) for the 12 months ended December 31, 2007.

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

         WE NEED TO OBTAIN CONTRACTS FOR OPERATING AND LANDING FACILITIES.

         During the balance of 2008, we must enter into operating/rental agreements with one heliport facility in New York City, and one of the three major airports servicing the New York area. We must also enter into operating agreements with facilities of other cities as our operations expand into other target markets throughout the United States. We have obtained operating agreements with the Port Authority for the Downtown Manhattan Heliport, Kennedy Airport and Newark Airport. We will need to enter into agreements with the Port Authority with respect to operations at LaGuardia Airport. We have entered into an agreement with MacQuarie Aviation North America for the East 34th Street Heliport. We have entered into an agreement with the FAA-Air Traffic Control Manager for Kennedy, La Guardia and Newark Airports. In addition, we must enter into an operating agreement for the West 30th Street Heliport owned by the State of New York and operated by Air Pegasus. There can be no guarantee that we will be able to obtain such agreements.

         WE NEED TO OBTAIN APPROVAL FOR SECURE RAMP-SIDE TRANSFERS OF
PASSENGERS.

         In order to conduct our business at each of the New York City-area airports, we will need to obtain approval from the TSA and the Port Authority for the transportation of passengers on the secure side of each airport to connecting flights with airlines that do not have interline agreements with us. Without the ability to transport passengers on the secure side of airports, our passengers could be forced to enter the airport after taking one of our flights and pass through an additional security checkpoint inside the airport. This could add a significant amount of travel time for each passenger not flying on one of our partner airlines, which may make our services less attractive to potential customers.

         WE NEED TO OBTAIN CONTRACTS WITH MAJOR AIRLINES.

         In order to conduct our business, we need to enter into contracts with major airlines regarding airport services and processing for our passengers, cross-marketing, airline interline and, in some cases, code sharing. We have entered into Interline Agreements and ground handling agreements with Delta Airlines and Continental Airlines as of the date of this report. The Interline Agreements govern the procedures for passenger traffic handling and settlement of fees between the parties.

         THE AIR TRANSPORTATION INDUSTRY HAS CHANGED FUNDAMENTALLY SINCE THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001, AND OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT.

         Since the terrorist attacks of September 11, 2001, the air transportation industry experienced fundamental changes, including revenue declines and cost increases, which resulted in industry-wide liquidity issues. The terrorist attacks significantly reduced the demand for air travel, and additional terrorist activity involving the airline industry could have an equal or greater impact. Although global economic conditions have improved from their depressed levels after September 11, 2001, the airline industry experienced a reduction in high-yield business travel and increased price sensitivity in customers' purchasing behavior. In addition, aircraft fuel prices are at or near historically high levels. The airline industry has continued to add or restore capacity despite these conditions. We expect all of these conditions will continue.

         OUR BUSINESS IS DEPENDENT ON THE AVAILABILITY AND PRICE OF AIRCRAFT FUEL. SIGNIFICANT DISRUPTIONS IN THE SUPPLY OF AIRCRAFT FUEL OR CONTINUED PERIODS OF HISTORICALLY HIGH FUEL COSTS COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

         Our operating results will be significantly impacted by changes in the availability and to a lesser extent by increases in the price of aircraft fuel. Fuel prices increased substantially from 2004 to 2007. Aircraft fuel prices remain at near historically high levels. Due to the competitive nature of the air transportation industry, we may not be able to pass on any increases in fuel prices to our customers by increasing our fares. Political disruptions or wars involving oil-producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns, natural events such as hurricanes and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future.

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

         WE HAVE A LACK OF OPERATING HISTORY.

         Our business plan is focused on providing regularly scheduled passenger helicopter service. Our company had no operating history prior to March 27, 2006. This industry has been dormant in New York since the 1980s. There can be no assurance that our entry into the regularly scheduled passenger helicopter industry will be successful or that we will be able to implement our business plan as a new line of business. Moreover, our relative lack of an operating history in the passenger helicopter industry makes it impossible to predict whether or not the company will operate profitably. While our management collectively possesses substantial experience in the aviation industry, and certain experience in taking start-up companies from formation to an operational stage, there can be no assurances that we will be able to locate, hire and retain the necessary personnel to manage and operate the business, develop and implement necessary systems, obtain contracts and obtain financing as contemplated in our business plan.

         THE AIR TRANSPORTATION INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, AND CHANGES IN OR NEW REGULATIONS MAY INCREASE OUR OPERATING COSTS.

         Air carriers are subject to extensive regulatory and legal compliance requirements that result in significant costs. For instance, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that necessitate significant expenditures. Most recently, the FAA has been under intense pressure to conduct more inspections on scheduled airlines' aircraft and records. As a result, major airlines have canceled thousands of flights due to aircraft groundings and recordkeeping. As a scheduled airline, we recently underwent a major FAA inspection. While we have not received any follow-up written communication from the FAA, the FAA may still challenge us on aspects of our operation or require aircraft to be grounded pending further checks. We expect to continue incurring expenses to comply with the FAA's regulations. In addition, Congress has passed laws in the past several years, and the DOT and the TSA have issued regulations relating to the operation of airlines that have required significant expenditures.

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

         RISK OF COMPETITION COULD IMPACT OUR GROWTH POTENTIAL WITHIN A MARKET OR IN EXPANSION CITIES.

         If our business is successful in the New York market, our success may prompt a helicopter operator (sightseeing or charter) to inaugurate scheduled service in New York or another city. Our projected passenger load factors in our early years of operations are readily available to helicopter operators in cities across the US. Should potential competitors decide to start scheduled service, such providers could upgrade their operating certification with the FAA and DOT and potentially become operators of scheduled service within a minimal timeframe. Such a development could impact our operations or expansion timetable.

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

         In January 2005, we received full approval from the FAA-Air Traffic Control for a series of helicopter-only Special Visual Flight routes between Manhattan and each of the three New York City-area airports. We developed these routes for use with the aircraft's GPS navigation system. Each route makes use of the helicopter's flight capability, including hover-and-hold and low level of speed approaches, which fixed wing aircraft cannot do. By making use of the helicopter's flexibility, we were able to develop these routes, which do not intersect or interfere with any of the active fixed wing flight routes at the airports, and thus are not subject to delays associated with the fixed wing flight patterns.

         INTERRUPTIONS OR DISRUPTIONS IN SERVICE AT ONE OF OUR HUB HELIPORTS AND/OR HUB AIRPORTS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR OPERATIONS.

         Our business during 2008 will be heavily dependent on our operations at the Downtown Manhattan and East 34th Street Heliports and at Kennedy, Newark and LaGuardia airports. Each of these airport hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities. A significant interruption or disruption in service at any of these airports could have a serious impact on our business, financial condition and operating results. We will have facility lease and operating agreements permitting us to use the landing facilities at the various heliports in our markets, however, the owners and operators of these heliports are subject to the risks inherent in their own businesses which could in turn adversely impact on us including the risks that the heliports could close, reduce operating hours or services, increase their fees, or be adversely affected by litigation or regulatory matters.

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

         We will have a significant amount of fixed obligations under leases/mortgages related to our aircraft, heliport space, airport terminal space, other facilities and office space. Our debt and fixed obligations could:

     o impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;

     o divert substantial cash flow from our operations and expansion plans in order to service our fixed obligations;

     o require us to incur significantly more interest or rent expense than we currently do; and

     o place us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

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

         OUR MAINTENANCE COSTS WILL INCREASE AS OUR FLEET AGES.

         History has shown that maintenance costs increase over time. We will incur lower maintenance expenses during the first few years of use for our equipment, but as equipment ages, the cost to maintain it naturally increases. For example, it costs more to maintain an aircraft that is 15 to 20 years old than one that is five years old. In addition, the costs of maintenance increase each year due to increases in parts prices from manufacturers and increases in labor rates for mechanics. Ongoing manufacturer and FAA directives also increase maintenance costs. Our maintenance costs will increase both on an absolute basis and as a percentage of our operating expenses, as our fleet ages.

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

         We have received our initial four aircraft between November 2005 and May 2006. Our estimated delivery of eight aircraft through October, 2008 is as follows:

     o    November 2, 2005: Received one Sikorsky S-76B aircraft
     o    December 1, 2005: Received one Sikorsky S-76B aircraft
     o    February 14, 2006: Received one Sikorsky S-76B aircraft
     o    May 15, 2006: Received one Sikorsky S-76B aircraft
     o    April 30, 2008: Anticipated delivery of one Sikorsky S-76B aircraft
     o    July, 2008: Anticipated delivery of one Sikorsky S-76B aircraft
     o    September, 2008: Anticipated delivery of one Sikorsky S-76B aircraft
     o    October, 2008: Anticipated delivery of one Sikorsky S-76B aircraft

         The above dates for delivery of aircraft we have not yet received represent the anticipated delivery to us. The aircraft will require modifications to bring them to our standards, which we estimate will take approximately 60 days per aircraft. These acquisitions would require financing in the amount of $16.0 million. Acquisition of aircraft involves a variety of risks relating to its ability to be successfully placed into service, including:

     o difficulties or delays in obtaining the necessary certification from aviation regulatory authorities and validation from the FAA as to the aircraft's airworthiness;

     o    delays in meeting the aircraft delivery schedule;

     o    difficulties in obtaining financing on acceptable terms; and

     o an inability of the aircraft and all of its components to comply with agreed upon specifications and performance standards.

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

         Startup to mid-size airlines are less likely to be unionized primarily because of two main factors: such companies are more capable than larger airlines of properly managing communications between management and employees and attend to quality of life issues and employee groups remain comparatively small, which makes union representation less economically beneficial from the standpoint of both the employee groups and the applicable unions.

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

         OUR RESULTS OF OPERATIONS WILL DEPEND IN PART ON FACTORS BEYOND OUR IMMEDIATE CONTROL, SUCH AS THE PRICE OF FUEL, WEATHER AND SEASONALITY.

         We expect our quarterly operating results to fluctuate due to changes in aircraft fuel and security costs as well as to the timing and amount of maintenance and advertising expenditures. Seasonality will also impact our operations. We are susceptible to adverse weather conditions, including snow storms and hurricanes, as a result of our operations being concentrated on the East Coast. As we enter new markets, we could be subject to additional seasonal variations along with any potential competitive responses to our entry. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible that in any future quarter our operating results could be below the expectations of investors and any published reports or analyses regarding us. In that event, the price of our common stock could decline, perhaps substantially.

         WE ARE SUBJECT TO THE RISKS OF HAVING A LIMITED NUMBER OF SUPPLIERS FOR OUR AIRCRAFT AND ENGINES.

         One of the elements of our business strategy is to operate only one general type of aircraft equipped with one or possibly two types of engines. Our dependence on a single type of aircraft and engine for all of our flights makes us particularly vulnerable to any problems associated with the manufacturer's airframe and engines, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Even though a single-manufacturer fleet is easier and more cost effective to maintain since employees will only have to be trained to service one type of engine, a more diversified fleet would make us better positioned than we will be to manage such events.

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

         Provisions in our amended certificate of incorporation, our bylaws, and under Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

     o advance notification procedures for matters to be brought before stockholder meetings;

     o    a limitation on who may call stockholder meetings; and

     o the ability of our board of directors to issue up to 5,000,000 shares of preferred stock without a stockholder vote.

         We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any "interested stockholder", meaning generally that a stockholder who beneficially owns more than 15% of our stock cannot acquire us for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors. In addition, United States laws and the regulations of the DOT will require that United States citizens must effectively control us. As a result, our president and at least two-thirds of our board of directors must be United States citizens and not more than 24.9% of our voting stock may be owned by non-U.S. citizens (although subject to DOT approval, the percent of foreign economic ownership may be as high as 49%). Any of these restrictions could have the effect of delaying or preventing a change in control.

         WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY AGAINST UNAUTHORIZED USE BY THIRD PARTIES.

         Our success and ability to compete depends in part upon our proprietary rights and intellectual property. On March 21, 2006, we obtained registration of the mark "U.S. Helicopter" from the United States Patent and Trademark Office. However, existing laws afford only limited protection for our intellectual property. Despite our efforts to protect our intellectual property, a third party could utilize our corporate name without authorization. Our means of protecting our proprietary rights may not be adequate and our competitors may use our corporate name to our disadvantage. If we are unable to adequately protect our intellectual property or become subject to intellectual property infringement claims, we could incur costly and time-consuming litigation.

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

         IF WE WERE TO DETERMINE THAT OUR AIRCRAFT, PARTS OR INVENTORY WERE IMPAIRED, IT WOULD HAVE A SIGNIFICANT ADVERSE EFFECT ON OUR OPERATING RESULTS.

         We plan to periodically perform impairment reviews in order to determine whether we need to reduce the carrying value of our aircraft and related assets with a related charge to earnings. In addition to the fact that the value of our fleet will decline as it ages, the potential for industry excess capacity could evolve and other factors beyond our control, may further contribute to the decline of the fair market value of our aircraft and related parts and inventory. If such an impairment does occur, we would write down these assets to their estimated fair market value through a charge to earnings. A significant charge to earnings would adversely affect our financial condition and operating results.

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

         WE MAY NEED AN AGREEMENT WITH A CLEARINGHOUSE SETTLEMENT PLAN.

         If we enter into an agreement with an airline that requires it, we will need an agreement with one of several airline clearinghouses to facilitate the processing of our tickets issued by such airline on their ticket stock and paid to such airline for travel provided by us. If we fail to obtain such an agreement, our overall ticket sales may be adversely affected, since the vast majority of our passengers will be traveling to an airport to make a connecting flight. An airline clearinghouse agreement will facilitate ticket purchases with passengers who buy tickets for an airline on the airline's website. There can be no assurance that such agreement will be reached or what deposits may be required by the clearinghouse.

         SIGNIFICANT FOREIGN OWNERSHIP MAY AFFECT OUR ABILITY TO RETAIN OUR AIR CARRIER CERTIFICATE AND WILL CONSTITUTE A DEFAULT UNDER OUR LOAN AGREEMENTS.

         Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the President and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75.1% of the voting interest of the corporation must be owned or controlled by United States citizens. "Voting interest" is represented by direct ownership of our common stock. If we are unable to satisfy these requirements, our operating authority from the DOT may be revoked. Because we are unable to control the transfer of our stock, we are unable to assure that we can remain in compliance with these requirements in the future. In October, 2005, we amended our Bylaws to provide for the automatic suspension of voting rights of foreign stockholders who hold shares of our common stock in excess of 24.9% of the issued and outstanding shares of our common stock. We may in the future seek to adopt additional measures that will provide some protection against one or more foreign persons acquiring more than a 24.9% voting interest. Such could require stockholder approval and there is no assurance that such approval can be obtained.

         WE WILL BE DEPENDENT ON THIRD PARTY SUPPLIERS FOR HELICOPTER PARTS AND COMPONENTS.

         Frequent maintenance will be required for our aircraft, and maintenance costs will likely comprise a significant portion of our operating costs. Failure or significant delay by vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on our operations. If we become dependent on a small number of suppliers for helicopter parts, we may also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends.

         OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

         There can be no assurance that an active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock may experience in the future significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

         OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

     o    With a price of less than $5.00 per share;

     o    That are not traded on a "recognized" national exchange;

     o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

     o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

         WE DO NOT HAVE ENOUGH SHARES OF COMMON STOCK AUTHORIZED TO ISSUE SHARES TO ALL HOLDERS OF OUR CONVERTIBLE SECURITIES.

         As of March 31, 2008, we had a total of 45,654,168 shares of common stock outstanding, plus warrants, options and unvested stock awards pursuant to which a total of 60,798,057 shares of common stock may be issued. In addition, we had convertible debt outstanding that could result in the issuance of up to an additional 112,543,204 shares of common stock based on current conversion price scenarios. Our certificate of incorporation currently authorizes the issuance of up to 95,000,000 shares of common stock, plus an additional 5,000,000 shares of preferred stock. We intend to seek stockholder approval of an increase in the authorized number of shares of our common stock to 525,000,000 shares, consisting of 500,000,000 shares of common stock and 25,000,000 shares of preferred stock, which would make available that number of shares of our common stock as will be required for the issuance of all of our outstanding convertible securities and any equity securities to be issued as part of any new financing. Although our controlling stockholders have indicated their willingness to vote in favor of an increase in the authorized number of shares of our common stock, no assurance can be given that we will be able to obtain a stockholder vote in favor of such matters in a timely manner or at all.

         OUR BYLAWS REQUIRE SUPER-MAJORITY APPROVAL OF CERTAIN MATTERS, WHICH COULD AFFECT OUR ABILITY TO RAISE NECESSARY CAPITAL.

         Our Amended and Restated Bylaws provide that the following matters require approval of a minimum of two-thirds of the directors eligible to vote on such matters: (i) the sale or disposition of our common stock, warrants or other securities or modification of common shareholders' rights except in the ordinary course of our business such as (a) the issuance of securities to employees, management, officers, directors, consultants or other professionals, (b) the issuance of securities to finance fleet management; (c) expansion; (d) to finance day-to-day operational requirements not involving an equity capital raise, from time to time, as deemed necessary and appropriate by the Board; and
(e) the issuance of our common stock upon the exercise or conversion of all convertible notes, warrants or other convertible securities issued and outstanding; (ii) any fundamental change in our line of business or cessation of a material part of its existing business; (iii) amendment of our Bylaws relating to Board committees or Board procedures; (iv) liquidation or dissolution of the Company; and (v) any declaration of bankruptcy. Such requirement could affect our ability to raise necessary capital or to take certain actions that a simple majority of the Board may otherwise deem necessary or in our best interests.

                          RISKS RELATED TO YA FINANCING

         We are party to certain agreements with YA relating to the issuance of approximately $14.53 million in convertible debentures (together, the "Convertible Debentures") and the sale of up to $11.0 million worth of our common stock pursuant to the SEDA. Investors should be aware that there are certain risks and uncertainties associated with such agreements. In addition, while the Company entered into the SEDA in August, 2004, in light of the successful financings that the Company has closed since then, it does not currently intend to file a registration statement to register the shares issuable under the SEDA. The decision in this regard is anticipated by June 30, 2008. Investors should take this into account when considering the following risk factors.

         THE CONVERTIBLE DEBENTURES AND THE SEDA CONTAIN CERTAIN COVENANTS PROHIBITING US FROM RAISING CAPITAL AT LESS THAN THE MARKET PRICE OR PLEDGING ASSETS TO OTHER LENDERS.

         In addition to the Convertible Debentures, we have entered into a Standby Equity Distribution Agreement with YA on August 4, 2004, which was amended and restated on April 8, 2005. The SEDA and Convertible Debentures contain covenants that restrict the following activities:

     o Raising capital from the sale of stock or other securities convertible into stock at a price less than the market price of our common stock on the date of issuance; or

     o Granting a security interest in our assets, which security interest may be needed in order to obtain borrowings or capital from a lender, except that the secured party is obligated to subordinate the priority of its security interest under certain limited circumstances.

         The existence of these covenants may severely limit our ability to borrow money or raise capital from the sale of stock or convertible securities because any potential lender will likely require collateral in the form of a security interest on our assets to secure a loan and purchasers of our stock or convertible securities may want to pay a discount to the market price of our stock.

         YA COULD ACQUIRE A SIGNIFICANT AMOUNT OF OUR COMMON STOCK AND, IF IT DOES SO, COULD EXERCISE SIGNIFICANT INFLUENCE OVER US.

         YA currently owns 2,874,935 shares of common stock as of March 31, 2008 and, based upon the conversion rights under the March 2006, November 2006, March 2007 and March 2008 Convertible Debentures, could acquire up to approximately 50.26% of our common stock based on a conversion price of $0.30 per share, or an estimated 66.15% if the conversion price is assumed to be $0.15 per share. Such calculation does not take into account applicable DOT restrictions on foreign ownership, which prohibits foreign persons including YA from acquiring more than 24.9% of our common stock, or more than 49% of our overall outstanding equity without regard to voting rights, subject to DOT approval. The acquisition of such interest would be dependent upon the non-applicability of such regulations, the occurrence of an event of default under the Convertible Debentures and a waiver of YA's restriction on owning more than 4.99% of our issued and outstanding common stock. If YA acquired such 50.26%-66.15% of our common stock, it could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of YA may differ from the interests of other stockholders.

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

         IF WE DEFAULT UNDER THE CONVERTIBLE DEBENTURES, YA MAY CONVERT ALL AMOUNTS DUE INTO SHARES OF OUR COMMON STOCK.

         YA is restricted from converting more than 4.99% of all amounts due and owing under the Convertible Debentures issued in March, 2006 (in the remaining principal amount of $5,900,000), November, 2006 (in the principal amount of $2,750,000), March, 2007 (in the remaining principal amount of approximately $844,000) and March, 2008 (in the principal amount of $1,250,000) into shares of our common stock. Moreover, applicable DOT restrictions on foreign ownership prohibit foreign persons including YA from acquiring more than 24.9% of our common stock, or more than 49% of our overall outstanding equity without regard to voting rights, subject to DOT approval. We are required to reserve shares equal to five percent of the total number of shares issuable to non-U.S. citizens pursuant to applicable DOT regulations for issuance to YA upon conversion of the Convertible Debentures and warrants held by YA.

         In the event of a default under the terms of the Convertible Debentures, YA may waive its 4.99% ownership restriction and convert all amounts due and owing thereunder without regard to such restrictions and may sell or transfer any such shares without any contractual restriction whatsoever, subject to the applicability of DOT regulations regarding foreign ownership of us. The issuance of shares pursuant to the Convertible Debentures under such circumstances and the subsequent sale could lower the market price of our common stock.

         EXISTING SHAREHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM ANY SALE OF SHARES UNDER THE SEDA.

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

         THE INVESTOR UNDER THE SEDA WILL PAY ONE PERCENT LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK.

         In the event that we decide to obtain financing pursuant to the SEDA, the common stock to be issued thereunder will be issued at a 1% discount to the volume weighted average price for the five days immediately following the notice date of an advance. These discounted sales could cause the price of our common stock to decline.

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

         RESTRICTIONS UNDER THE CONVERTIBLE DEBENTURES AND THE SEDA COULD SIGNIFICANTLY LIMIT OUR ABILITY TO ACCESS FUNDS UNDER THE SEDA.

         We are prohibited from issuing shares to YA upon conversion of the Convertible Debentures issued in March, 2006, November, 2006, March 2007 and March 2008 which would result in YA holding in excess of 4.99% of our common stock, or pursuant to the SEDA which would result in YA holding in excess of 9.9%, of our issued and outstanding common stock. Pursuant to the terms of the Convertible Debentures, this restriction may only be waived by YA either in its sole discretion with 60 days' notice or without notice upon an event of default. This restriction may significantly limit and delay our ability to access funds under the SEDA and, accordingly, may affect our ability to implement our business plan.

ITEM 7. FINANCIAL STATEMENTS

         Our Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission and to ensure that information required to be disclosed in our periodic filings with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

         Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

         There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A(T). MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following sets for the information concerning the Company's directors and executive officers as of March 31, 2007:


          NAME                 AGE              POSITION
--------------------------------------------------------------------------------
Dean C. Borgman                 66       Chairman of the Board of Directors

John G. Murphy                  60       Chief Executive Officer, President and
                                         Director

Terence O. Dennison             72       Chief Operating Officer and Senior Vice
                                         President

George J. Mehm, Jr              51       Chief Financial Officer, Senior Vice
                                         President and Treasurer

Donal F. McSullivan             61       Chief Marketing Officer and Senior Vice
                                         President

Gabriel Roberts                 32       Vice President of Finance and
                                         Administration

Colonel Clinton Pagano          79       Director

John Capozzi                    64       Director

Christopher D. Brady            53       Director

George A. Fechter               61       Director

Edward J. Sherman               62       Director

Stephen T. Wills                51       Director

Richard L. Bushman              49       Director

         DEAN C. BORGMAN was appointed Chairman in September, 2004. Mr. Borgman is the former Chairman of Sikorsky Aircraft Corporation, a subsidiary of United Technologies Corporation, a position he retired from on July 1, 2004. Mr. Borgman joined Sikorsky as President in October 1998 and was appointed Chairman on July 1, 2003. Before joining Sikorsky, Mr. Borgman served as Senior Vice President in charge of the Boeing Company's helicopter facility in Mesa, Arizona. He was named to the post after the merger of Boeing and McDonnell Douglas. Mr. Borgman held a number of posts with McDonnell Douglas Helicopter Company in Mesa, including that of President. He joined the Mesa unit in 1981 as Director of Research and Development. Mr. Borgman advanced to Director of the LHX Program, Vice President of Engineering, Vice President for Advanced Product Development and Technology, General Manager for the MD Explorer Program and Vice President for Commercial Programs. From 1975-81, Mr. Borgman served with the U.S. Army Aviation Command, where he served the last two years as Director-Advanced Systems. He worked at the Army Aviation Research and Development Lab at Moffett Field from 1967-75. Mr. Borgman also held engineering positions at Alpha Research Company and Northrop Corporation. Mr. Borgman holds a bachelor's degree in aeronautical engineering from California State Polytechnic University and a master's degree in the same discipline from

Stanford University. In 1983, he completed the Stanford Business School's Executive Program. Additionally, he serves on the advisory committees of the College of Engineering at California Polytechnic University, the Arizona State University College of Engineering and the Dean's Council of 100 at the ASU College of Business. He also serves on the board of The King's College, and is past Chairman of the Board of Trustees of Southwestern College, The American Helicopter Society, and Community Health Charities of Connecticut. Mr. Borgman also has been a member of the NASA Aeronautical Advisory Committee, the Flight Mechanics Panel of the NATO Advisory Group for Research and Development and the Army Science Board.

         JOHN G. MURPHY has served as our Chief Executive Officer, President and Director since March 7, 2003. Mr. Murphy has over 30 years of experience in general management and administration in the domestic/international airline industry. Mr. Murphy was President of JM Consulting and Associates from 1999 to 2004, his own transportation industry consulting firm. From 1995 to 1998, Mr. Murphy was President, Chief Executive Officer, and a Director of Kiwi International Airlines. From 1993 to 1995, Mr. Murphy was Senior Vice President of Marketing and Services for MGM Grand Air, a deluxe air carrier that catered to business and entertainment, executives, and affluent clientele. Prior to joining MGM, Mr. Murphy served as Vice President/GM Sales & Reservations at Pan American World Airways, with responsibility for all of Pan Am's worldwide sales & reservations functions. Prior to this position at Pan Am, Mr. Murphy served as Vice President Sales & Advertising for all system wide advertising, sales planning, commission programs and forecasting, as well as Managing Director Northeast, with primary responsibility for Pan Am's largest operation (including the Pan Am Shuttle, which provided scheduled helicopter service) in the New York area at JFK, LaGuardia, and Newark airports. While serving as Managing Director Northeast for Pan Am, Mr. Murphy directed all aspects of marketing/sales, customer service, operations, security, personnel-labor relations, and financial controls.

         TERENCE O. DENNISON was appointed our Senior Vice President and Chief Operating Officer effective September 1, 2004. Mr. Dennison has over 40 years of experience in the air transportation industry. Since 1999, Mr. Dennison has also served as President and Chief Executive Officer of North Atlantic Tours, Inc., a supplier of leisure and business travel services for domestic and international itineraries. Before joining U.S. Helicopter, Mr. Dennison served as Chief Operating Officer for Tower Air from 2000 to 2002 and was responsible for worldwide operations of a large fleet of Boeing 747 aircraft with offices and operations in Israel, France, Italy, the Dominican Republic, San Juan, Los Angeles, Miami and New York. Prior to his involvement with Tower Air, Mr. Dennison served as Chief Operating Officer for Kiwi Airlines from 1999 to 2000. From 1997 to 1998, Mr. Dennison served as President and Chief Operating Officer of WorldScapes, Inc., where he set up, staffed and certified a tour and travel agency with ARC and IATAN. From 1995 to 1997, Mr. Dennison was Chief Operating Officer for Sunworld International Airlines, where he was responsible for the selection of the company's management team, the organization and coordination of FAA certification and DOT fitness filings and the certification of the company as a FAR 119/121 Flag Carrier operating Boeing 727 aircraft in scheduled service to the Cayman Islands and charter service.

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

         GABRIEL ROBERTS has served as our Vice President of Finance and Administration since March 7, 2003. Mr. Roberts's responsibilities include management of our financial operations, including treasury and controller functions. Mr. Roberts is also an active member of the FAA's Vertical Flight Subcommittee/Terminal Area Operations Rulemaking Committee (TAOARC). Mr. Roberts began his career in the aerospace industry as a Manager at Pratt and Whitney. From 1996 to 2002, Mr. Roberts was a Senior Mechanical Engineer at Sikorsky Aircraft, a division of United Technologies, where he was responsible for operational cost projections for aircraft components and systems, design, test, and certification of all Hydraulic, Flight Control, Mission System, Rotor, and Airframe components and systems. At Sikorsky Aircraft, Mr. Roberts was the Manager of a team responsible for the certification and Type Initial Authorization (TIA) of the Sikorsky S92 (Helibus). Mr. Roberts is a graduate of Rensselaer Polytechnic Institute with a Bachelors Degree in Mechanical Engineering and a minor in Industrial Psychology.

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

         JOHN CAPOZZI has served as our Marketing and Business Development Advisor and Director since September 1, 2004. Mr. Capozzi is also President of JMC Marketing Services, LLC, JMC Publishing Services and JMC Investments, LLC, an investment banking firm that specializing in raising capital and assisting in the strategic growth plans of early stage companies. Mr. Capozzi is also Chairman and Founder of Wilton Publishing, owner of various guest magazines distributed in hotels such as Marriott and Hilton. Mr. Capozzi recently created a concept to generate unique funding for the Points of Light Foundation, which was started by President Bush, Richard Munro (former Co-Chairman of Time Warner) and Raymond Chambers (former Chairman Wesray). In 1991, Mr. Capozzi formed Communications Corporation of America, a company credited with creating the first "affinity credit card" for non-profit cause marketing. Since 1979, Mr. Capozzi has started 27 new businesses in a variety of industries. Mr. Capozzi began his corporate career at American Airlines where he advanced to an executive position in American's headquarters marketing organization. From 1974 to 1979, Mr. Capozzi served as an officer for the Thomas Cook Company, a division of Midland Bank, where he was promoted to CEO and ran the company's North American Division. Mr. Capozzi is currently on the Board of the Business School at Fairfield University and the Board of the Enterprise Center at Yale University. He was a member of General Colin Powell's Organizing Committee and joined forces with former United States Surgeon General C. Everett Koop to found the World Organization for Science and Health. Mr. Capozzi is also an author whose work includes, among others, WHY CLIMB THE CORPORATE LADDER WHEN YOU CAN TAKE THE ELEVATOR, IF YOU WANT THE RAINBOW, YOU GOTTA PUT UP WITH THE RAIN AND A SPIRIT OF GREATNESS.


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

         RICHARD L. BUSHMAN has served as a Director since February 2008. In addition to his position with the Company, Mr. Bushman acts as the Chief Investment Officer for Univest Group, where he is responsible for creating investment assets for Univest Group clients. Univest Group specializes in debt and equity capital markets, listed and unlisted securities, and structured and generic products. Mr. Bushman is also a member of the board of Katana Energy

International. Mr. Bushman started his career with the Chase Manhattan Bank in 1982. In 1984, he co-founded the bank's Financial Advisory Group and successfully completed transactions in Belgium, Saudi Arabia, Kuwait, Bahrain and Spain. From 1989 to 1996, Mr. Bushman acted as Head of Corporate Finance and Chief Investment Officer for Kingdom Establishment a leading global investor from Saudi Arabia. Since 1997, Mr. Bushman has worked as a Director of Long Acre Partners, a TMT boutique owned by JP Morgan, and then as Managing Director of the Trinity Group, an alternative asset merchant banking firm where he completed a range of major fund and corporate finance assignments. Mr. Bushman is a graduate of Harvard University.

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

         Since December 21, 2006, our board of directors has had four committees
- the audit committee, the compensation committee, the finance committee and the corporate governance and nominating committee. Our board of directors has not adopted written charters for any committee as of the date of this report. Our audit committee currently consists of Stephen T. Wills, John Capozzi, George Fechter and Col. Clinton Pagano, with Mr. Wills as chairman. Mr. Wills is considered a "financial expert" member of the Audit Committee. Our compensation committee currently consists of Col. Clinton Pagano, Dean Borgman, Edward Sherman and Stephen Wills, with Col. Pagano as chairman. Our finance committee currently consists of Christopher Brady, George Fechter, John Capozzi, John G. Murphy and Richard Bushman, with Mr. Brady as chairman. Our corporate governance and nominating committee currently consists of Dean Borgman, Christopher Brady, Edward Sherman, John G. Murphy and Richard Bushman, with Mr. Borgman as chairman.

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

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no Forms 3, 4 or 5 relating to our common stock were filed late during 2007.

FAMILY RELATIONSHIPS

         No family relationships exist among the Company's directors or officers.

CODE OF ETHICS

         We have not formally adopted a written Code of Ethics. Management of the Company has drafted a Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. Management of the Company is in the process of obtaining comments to its draft Code of Ethics from the Board of Directors. We have not adopted a written Code of Ethics prior to filing this report because based on our small size, early development stage and limited financial and human resources, we did not believe that formally adopting a written Code of Ethics would have been necessary or cost-effective prior to the end of fiscal 2007.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation paid by us during the two years ended on December 31, 2007 to our Chief Executive Officer and our other executive officers who were serving as executive officers on December 31, 2007 and received total salary and bonus in excess of $100,000 during fiscal year 2007 (the "Named Executive Officers").



                                                          STOCK        OPTION      ALL OTHER
NAME AND PRINCIPAL                                       AWARDS       AWARDS    COMPENSATION     TOTAL
POSITION             YEAR    SALARY ($)    BONUS ($)      ($)          ($)           ($)           ($)
-----------------------------------------------------------------------------------------------------------
John G. Murphy       2007   $225,000(1)      --            --       $   51,252  $ 20,769(2)    $297,021(1)(2)
Chief Executive      2006   $225,000     $150,000          --           --           --        $375,000
Officer and President

George J. Mehm, Jr.  2007   $130,000(1)      --            --       $  25,626   $  8,862(2)    $164,488(1)(2)
Chief Financial      2006   $130,000      $25,000          --           --           --        $155,000
Officer, Sr. Vice
President and Treasurer

Donal McSullivan     2007   $130,000(1)      --            --       $  25,626    $  6,462(3)   $162,088(1)(3)
Chief Marketing      2006   $130,000      $25,000          --           --       $503,550(4)   $658,550(4)
Officer and Sr. Vice
President

Terence O. Dennison  2007   $130,000(1)      --            --       $  25,626    $ 14,250(2)   $169,876(1)(2)
Chief Operating      2006   $130,000      $25,000          --           --           --        $155,000
Officer and Sr. Vice
President

Gabriel S. Roberts   2007    $95,000(1)      --            --       $  25,626    $ 18,224(2)   $138,850(1)(2)
Vice President       2006    $95,000      $25,000          --           --           --        $115,000
Finance and
Administration



--------------
(1) Includes an amount equal to 20% of such officer's salary, which has been deferred pursuant to an agreement with the Company executed in connection with the August 2007 Debenture financing with YA.
(2) Includes amounts received by the named executive for contributions made by the Company for health, dental and life insurance policies and the Company's 401(k) plan in the name of the executive.
(3) Includes amounts received by the named executive for contributions made by the Company for health, dental and life insurance in the name of the executive.
(4) Represents (a) $170,000 in cash paid to Mr. McSullivan pursuant to a marketing services agreement, (b) the cash value of warrants to purchase 100,000 shares of common stock at $0.01 per share issued on April 1, 2006 at an assumed value of $0.80 per share, and (c) the cash value of warrants to purchase 200,000 shares of common stock at $0.05 per share which were earned in 2006 with an assumed value of approximately $0.96 per share. All compensation paid under this column to Mr. McSullivan was made pursuant to the terms of a marketing services agreement and a Settlement Agreement and Release which terminated such marketing services agreement.


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE



                                          OPTION AWARDS                                              STOCK AWARDS
                      ---------------------------------------------------------  --------------------------------------------------

                                                                                                                        EQUITY
                                                                                                        EQUITY         INCENTIVE
                                                   EQUITY                                              INCENTIVE      PLAN AWARDS:
                                                  INCENTIVE                                           PLAN AWARDS:     MARKET OR
                                                 PLAN AWARDS:                                MARKET    NUMBER OF     PAYOUT VALUE
                        NUMBER OF     NUMBER OF   NUMBER OF                      NUMBER OF  VALUE OF    UNEARNED      OF UNEARNED
                       SECURITIES    SECURITIES   SECURITIES                     SHARES OR  SHARES OR  SHARES, UNITS  SHARES, UNITS
                       UNDERLYING    UNDERLYING   UNDERLYING                      UNITS OF  UNITS OF     OR OTHER       OR OTHER
                      UNEXERCISED   UNEXERCISED   UNEXERCISED  OPTION           STOCK THAT STOCK THAT  RIGHTS THAT     RIGHTS THAT
                         OPTIONS     OPTIONS       UNEARNED   EXERCISE  OPTION   HAVE NOT   HAVE NOT    HAVE NOT        HAVE NOT
                           (#)         (#)         OPTIONS     PRICE  EXPIRATION  VESTED     VESTED      VESTED          VESTED
NAME                   EXERCISABLE  UNEXERCISABLE    (#)        ($)      DATE      (#)         ($)         (#)             ($)(1)
------------------------------------------------------------------------------------------------------------------------------------
George J. Mehm, Jr.        150,000      --          --        $0.40    12/4/17      --        --           --            --
                           231,000      --          --        $0.50    7/23/14      --        --        75,000(2)      $48,750

Donal McSullivan           150,000      --          --        $0.40    12/4/17      --        --           --            --
                             --         --          --         --        --         --        --        75,000(2)      $48,750

Terence O. Dennison        150,000      --          --        $0.40    12/4/17      --        --           --            --
                           211,000      --          --        $0.50   10/27/14      --        --        75,000(2)      $48,750

Gabriel S. Roberts         150,000      --          --        $0.40    12/4/17      --        --           --            --
                             --         --          --         --        --         --        --        75,000(2)      $48,750

--------------

(1)  Market value is based on the closing price of our common stock on December
     31, 2007 as quoted on the OTC Bulletin Board, or $0.65 per share.
(2)  Represents an award of shares of common stock that vests on June 30, 2008.

DIRECTOR COMPENSATION TABLE

                                                                                       CHANGE
                                                                                     IN PENSION
                                                                                      VALUE AND
                                                                                     NONQUALIFIED
                                                                       NON-EQUITY      DEFERRED
                              FEES EARNED OR   STOCK        OTHER     INCENTIVE PLAN COMPENSATION   ALL OTHER
                               PAID IN CASH    AWARDS       AWARDS    COMPENSATION     EARNINGS    COMPENSATION  TOTAL
NAME                               ($)           ($)          ($)          ($)           ($)            ($)       ($)
------------------------------------------------------------------------------------------------------------------------
Dean C. Borgman                  $34,000        --(1)     $51,252(2)        --           --           --         $85,252

Col. Clinton L. Pagano, Sr.      $24,000        --(3)     $51,252 (4)       --           --           --         $75,252

John Capozzi                     $20,000        --(5)     $51,252 (6)       --           --           --         $71,252

Christopher D. Brady             $24,000         --       $51,252 (7)       --           --           --         $75,252

George A. Fechter                $20,000         --       $51,252 (8)       --           --           --         $71,252

Edward J. Sherman                $20,000         --       $51,252 (9)       --           --           --         $71,252

Stephen T. Wills                 $24,000         --       $51,252 (10)      --           --           --         $75,252

Richard L. Bushman(11)              --           --            --           --           --           --           --

---------------


     (1) In the aggregate, Mr. Borgman holds a total of 700,000 shares of common stock.
     (2) Represents the dollar amount recognized for financial statement reporting purposes for fiscal year 2007 based on options to purchase up to 300,000 shares of common stock at an exercise price of $0.40 per share issued on December 4, 2007 and expire on December 4, 2017. Mr. Borgman also holds options to purchase an additional 300,000 shares of common stock at an exercise price of $0.50 per share, which were issued on October 27, 2004 and expire on October 27, 2014.
     (3) In the aggregate, Col. Pagano is the beneficial owner of a total of 213,000 shares of common stock.
     (4) Represents the dollar amount recognized for financial statement reporting purposes for fiscal year 2007 based on options to purchase up to 300,000 shares of common stock at an exercise price of $0.40 per share issued on December 4, 2007 and expire on December 4, 2017.
     (5) In the aggregate, Mr. Capozzi holds a total of 3,710,145 shares of common stock. (6) Mr. Capozzi holds options to purchase up to 300,000 shares of common stock at an exercise price of $0.40 per share which expire on December 4, 2017.
     (6) Represents the dollar amount recognized for financial statement reporting purposes for fiscal year 2007 based on options to purchase up to 300,000 shares of common stock at an exercise price of $0.40 per share issued on December 4, 2007 and expire on December 4, 2017. Mr. Capozzi also holds options to purchase up to 50,000 shares of common stock at an exercise price of $0.50 per share issued on April 3, 2006 and expire on April 3, 2016.
     (7) Represents the dollar amount recognized for financial statement reporting purposes for fiscal year 2007 based on options to purchase up to 300,000 shares of common stock at an exercise price of $0.40 per share issued on December 4, 2007 and expire on December 4, 2017. Mr. Brady is also the beneficial owner of (a) options to purchase 50,000 shares of common stock, (b) options to purchase up to 156,250 shares of U.S. Helicopter common stock held by William Street Advisors, LLC, and (c) options to purchase up to 156,250 shares of U.S. Helicopter common stock held by Univest Group Limited.
     (8) Represents the dollar amount recognized for financial statement reporting purposes for fiscal year 2007 based on options to purchase up to 300,000 shares of common stock at an exercise price of $0.40 per share issued on December 4, 2007 and expire on December 4, 2017. Mr. Fechter also holds options to purchase up to 50,000 shares of common stock at an exercise price of $1.25 per share issued on April 3, 2006 and expire on April 3, 2016.


     (9) Represents the dollar amount recognized for financial statement reporting purposes for fiscal year 2007 based on options to purchase up to 300,000 shares of common stock at an exercise price of $0.40 per share issued on December 4, 2007 and expire on December 4, 2017. Mr. Sherman also holds options to purchase up to 50,000 shares of common stock at an exercise price of $1.25 per share issued on April 3, 2006 and expire on April 3, 2016.
     (10) Represents the dollar amount recognized for financial statement reporting purposes for fiscal year 2007 based on options to purchase up to 300,000 shares of common stock at an exercise price of $0.40 per share issued on December 4, 2007 and expire on December 4, 2017. Mr. Wills also holds options to purchase up to 50,000 shares of common stock at an exercise price of $1.25 per share issued on December 21, 2006 and expire on December 21, 2016.
     (11) Mr. Bushman did not become a director of the Company until February 14, 2008.


         For fiscal year 2007, we compensated our non-employee directors an annual sum of $20,000 for serving as a director during 2007. Mr. Borgman, as Chairman of the Board, received an annual sum of $30,000. In addition, the Chairman of each committee of the Board received an additional annual sum of $4,000. We also issued to each director an option pursuant to our 2007 Stock Incentive Plan to purchase up to 300,000 shares of our common stock with an exercise price equal to the fair market value of our common stock as of the grant date.

EMPLOYMENT AGREEMENTS

         Effective April 16, 2004, we entered into a five-year employment agreement with John G. Murphy. Mr. Murphy is employed as our President and Chief Executive Officer. Mr. Murphy's annual salary is $225,000. Mr. Murphy is also entitled to bonuses tied to our earnings before interest, taxes, depreciation and amortization ("EBITDA") which range from 50% of salary based on the Company's achieving 95% of targeted EBITDA to 200% of salary based on our achieving 125% of targeted EBITDA.

         Effective July 14, 2004, we entered into a three-year employment agreement with George J. Mehm, Jr., which was extended through December 31, 2009 on December 4, 2007. Mr. Mehm is employed as our Senior Vice President, Treasurer and Chief Financial Officer. Mr. Mehm's annual salary is $130,000. Mr. Mehm is also entitled to bonuses to be determined pursuant to a bonus plan to be adopted by our Board of Directors.

         Effective July 14, 2004, we entered into a two-year employment agreement with Donal McSullivan, which was extended through December 31, 2009 on December 4, 2007. Mr. McSullivan is employed as our Senior Vice President and Chief Marketing Officer. Mr. McSullivan's annual salary is $130,000. Mr. McSullivan is also entitled to bonuses to be determined pursuant to a bonus plan to be adopted by our Board of Directors.

         Effective July 18, 2004, we entered into a five-year employment agreement with Gabriel Roberts. Mr. Roberts is employed as our Vice President of Finance and Administration. Mr. Roberts' annual salary is $95,000. Mr. Roberts is also entitled to bonuses to be determined pursuant to a bonus plan to be adopted by our Board of Directors.

         Effective August 24, 2004, we entered into a two-year employment agreement with Terence O. Dennison, which was extended through December 31, 2009 on December 4, 2007. Mr. Dennison is employed as our Senior Vice President and Chief Operating Officer. Mr. Dennison's annual salary is $130,000. Mr. Dennison is also entitled to bonuses to be determined pursuant to a bonus plan to be adopted by our Board of Directors.

         In connection with the August 2007 Debenture financing with YA, each of our five senior officers agreed to reduce their salaries by an amount equal to 20% until we reduced the total indebtedness to YA by $2.4 million. In connection with the March 2008 Debenture financing with YA, such officers agreed to extend the term of such salary reduction until such time as we reduced our overall indebtedness to YA by $6.25 million. Within five days of such repayment, the unpaid salary for such officers may be converted into shares of our common stock at the greater of (i) the volume weighted average price of our common stock on the day immediately preceding the Repayment Date or (ii) $0.50 per share (and such accrued but unpaid salary will not be paid in cash). Such executives may elect to have the portion of their unpaid salary paid in cash by the Company after the total indebtedness owed to YA has been reduced to $5.0 million or less.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

         The following table sets forth as of March 31, 2008, the number and percentage of outstanding shares of our common stock beneficially owned by our executive officers, directors and stockholders owning more than 5% of our common stock and our executive officers and directors as a group:


                                          SHARES BENEFICIALLY     PERCENTAGE
NAME OF OWNER                                   OWNED             OF CLASS(1)
--------------------------------------------------------------------------------
MORE THAN 5% BENEFICIAL OWNERS:
YA Global Investments, LP(2)                  67,286,134(3)         61.08%
International Financial Advisors, K.S.C.(4)   40,450,000(5)         53.86%
Kuwait Holding, KSC(6)                         6,950,000(7)         13.21%
Samama Global Corporation(8)                   3,000,000             6.56%

EXECUTIVE OFFICERS AND DIRECTORS:
Dean C. Borgman(9)                             1,300,000(10)         2.83%
John G. Murphy(9)                              6,526,480            14.20%
Gabriel Roberts(9)                             4,914,692(11)        10.73%
John Capozzi(9)                                4,010,145             8.73%
Donal McSullivan(9)                            3,218,558(12)         7.01%
George J. Mehm, Jr.(9)                         1,036,666(13)         2.25%
Terence O. Dennsion(9)                           877,666(14)         1.91%
Col. Clinton Pagano(9)                           513,000             1.12%
Christopher D. Brady(15)                         662,500(16)         1.43%
George A. Fechter(17)                            350,000(18)           *
Edward J. Sherman(19)                            350,000(18)           *
Stephen T. Wills(20)                             250,000(18)           *
Richard L. Bushman(21)                           156,250(22)           *
All Executive Officers and
Directors as a Group (12 persons)             24,009,707(23)        48.11%

(1) The percentage of class calculation for each person or entity is based on 45,654,168 shares of U.S. Helicopter common stock outstanding as of March 31, 2008, inclusive of the number of shares of U.S. Helicopter common stock issuable to the person or entity upon conversion of convertible securities held by such person or entity. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Address: 101 Hudson Street, Suite 3700, Jersey City, New Jersey 07302.

(3) This figure includes warrants to purchase a total of 14,086,107 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2008, as well as up to 50,325,092 shares of common stock issuable upon conversion of convertible debentures held by YA in the principal amounts of $5,900,000, $2,750,000, $844,836 and $1,250,000, based on an assumed market value of our common stock of $0.30 per share. Pursuant to applicable U.S. Department of Transportation regulations ("US DOT Regulations"), non-U.S.-based persons including YA may not hold more than an aggregate of 24.9% of the voting interest of us, or more than 49% of our overall outstanding equity without regard to voting rights, subject to DOT approval. In addition, the terms of the Convertible Debentures prohibit conversion if the number of shares held by YA after giving effect to such conversion would equal in excess of 4.9% of all our outstanding shares of common stock, which may only be waived by YA either in its sole discretion with 60 days' notice or without notice upon an event of default. The acquisition of the interest noted in this figure would be dependent upon the non-applicability of US DOT Regulations, the occurrence of an event of default under the Convertible Debentures and a waiver of YA's restriction on owning more than 4.99% of our issued and outstanding common stock. We are required to reserve one-fifth of the total 24.9% maximum foreign ownership allowable under the US DOT Regulations for issuance pursuant to securities held by YA. (By way of example, if the 24.99% Foreign Ownership Pool equals 25,000 shares of our common stock, such reserve equals 5,000 shares.) This figure does not include shares held by Troy Rillo, who is an employee of YA but who does not control, is not controlled by and is not under common control with YA.

(4)  Address: P.O. Box 4694, Safat 13047, Kuwait.

(5) Includes warrants to purchase up to 29,450,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2008. The acquisition of the interest noted in this figure would be dependent upon the non-applicability of the US DOT Regulations. As of March 31, 2008, this holder owned a total of 3,000,000 voting shares of our common stock and 8,000,000 non-voting shares of our common stock. The holder is entitled to have its non-voting shares converted into voting shares as voting shares become available pursuant to the US DOT Regulations.

(6)  Address: c/o Univest Group, P.O. Box 1520, Safat, Kuwait 13016.

(7) Represents warrants to purchase common stock exercisable within 60 days of March 31, 2008.

(8)  Address: P.O. Box 2781, Riyadh 11461, Saudi Arabia.

(9) Address: c/o U.S. Helicopter Corporation, 6 East River Piers, Suite 216, Downtown Manhattan Heliport, New York, NY 10004.

(10) Includes options held by Dean Borgman to purchase up to 600,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2008.

(11) Includes 1,000 shares held by Mr. Roberts' spouse, and options held by Mr. Roberts to purchase up to 150,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2008.

(12) Includes warrants to purchase up to 100,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2008, and options to purchase up to 150,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2008.

(13) Includes options held by George Mehm to purchase up to 381,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2008.

(14) Includes options held by Terence O. Dennison to purchase up to 361,000 shares of U.S. Helicopter common stock exercisable within 60 days of March 31, 2008.

(15) Address: The Chart Group, 70 East 55th Street, New York, NY 10022.

(16) Represents (a) options to purchase 350,000 shares of common stock held by Mr. Brady, (b) warrants to purchase up to 156,250 shares of U.S. Helicopter common stock held by William Street Advisors, LLC, and (c) warrants to purchase up to 156,250 shares of U.S. Helicopter common stock held by Univest Group Limited, all of which are exercisable within 60 days of March 31, 2008.

(17) Address: 1 Trimont Lane, 1515-A, Pittsburgh, PA 15211.

(18) Represents options to purchase shares of common stock exercisable within 60 days of March 31, 2008.

(19) Address: 87 Wilshire Drive, Belle Mead, NJ 08502.

(20) Address: 13 Highview Lane, Yardley, PA 19067.

(21) Address: c/o Univest Group, P.O. Box 1520, Safat, Kuwait 13016.

(22) Represents warrants to purchase up to 156,250 shares of U.S. Helicopter common stock held by Univest Group Limited, which are exercisable within 60 days of March 31, 2008.

(23) Includes options held by Dean Borgman (600,000 shares), John G. Murphy (300,000 shares), Gabriel Roberts (150,000 shares), John Capozzi (300,000 shares), Donal McSullivan (150,000), George Mehm (381,000 shares), Terence
     O. Dennison (361,000 shares), Col. Clinton Pagano (300,000 shares), Christopher Brady (350,000 shares), George Fechter (350,000 shares), Edward Sherman (350,000 shares) and Stephen Wills (250,000 shares), and warrants held by William Street Advisors, LLC (156,250), Univest Group Limited (156,250 shares), and Donal McSullivan (100,000 shares), all of which are exercisable within 60 days of March 31, 2008.
* Less than 1%.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         See Item 5 "Market for Common Equity, Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
         AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


MARCH 2008 CONVERTIBLE DEBENTURE FINANCING


         On April 1, 2008, we received gross proceeds totaling $1,250,000 from YA pursuant to the March 2008 SPA. Pursuant to the March 2008 SPA, we issued the March 2008 Debenture in the principal amount of $1,250,000. The March 2008 Debenture bears interest at a rate of 18% per annum and is convertible into shares of our common stock at the option of YA any time up to maturity at a conversion price equal to the lesser of $0.30 or 80% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the conversion date. The March 2008 Debenture is repayable as of the earlier of September 30, 2008 or (b) on the closing date of the next equity financing completed by us resulting in not less than $5.0 million in gross proceeds. We used approximately $613,000 of the proceeds received in connection with the March 2008 Debenture to repay all amounts due and owing under a debenture issued to YA on March 14, 2008. We plan to use the remaining proceeds received in this financing for working capital.

         Pursuant to the March 2008 SPA, we also issued warrants to YA to purchase a total of 2,783,333 shares of our common stock with an exercise price of $0.01 per share. The warrants are exercisable for a period of five years.


         We entered into an amended security agreement with YA pursuant to which we continued the security interest of YA in all our assets which we granted in connection with debentures issued by us to YA in August 2004.

         We have agreed to include the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants issued in this transaction in the event we determine to file a registration statement other than on Form S-4 or Form S-8 and YA elects to include the shares issuable upon conversion of the debentures and upon exercise of the warrants in such registration statement.


         Fees and expenses paid in connection with this transaction included a monitoring fee of $78,750 to Yorkville Advisors, LLC. We also paid structuring fees to Yorkville Advisors, LLC in the amount of $25,000.


         As a condition to closing the March 2008 Debenture transaction, YA and certain of our bridge lenders (the "Bridge Lenders") were required to enter into a Subordination Agreement providing that payment by us of the bridge loans made by the Bridge Lenders in the aggregate amount of $350,000 shall be subordinate to our repayment of a total of $6,250,000 of indebtedness owed to YA.


         As an additional condition to closing the March 2008 Debenture transaction, our five most senior executive officers (collectively, "Management") agreed to continue pre-existing reductions of their salaries by 20% until such time as we repaid a total of $6,250,000 from proceeds to be received by us in an institutional private placement (the "YA Repayment"). After we make such repayments, Management's salaries may be reinstated in full, and all unpaid salary amounts may be issued to Management in the form of shares of our common stock at a price equal to the greater of the volume weighted average price of our common stock as quoted by Bloomberg, LP on the day prior to the YA Repayment or $0.50 per share. Each Management member has the option, however, to receive payment of such unpaid salary in cash to the extent of such Management member's contribution to the Common Stock Purchase once the total indebtedness owed by us to YA is reduced by $6.25 million or more.


MARCH 2008 AMENDMENT OF PRIOR YA DEBENTURES AND WARRANTS


         On March 31, 2008, we amended the terms of three secured convertible debentures previously issued to YA on March 31, 2006 (in the remaining principal amount of $5.9 million), November 3, 2006 (in the principal amount of $2.75 million) and March 30, 2007 (in the remaining principal amount of $844,836) (collectively, the "Prior Debentures"). The Prior Debentures contained conversion prices equal to the lesser of $0.50 per share or 95% of the lowest daily volume weighted average price of our common stock for the 30 days prior to the notice of exercise ("Fair Market Value"), and provided for an adjustment in the conversion price in the event that we completed a financing whereby the price per share of our common stock (or its equivalent on an as-converted basis) was less than the conversion price of the Prior Debentures. As required by the terms of the Prior Debentures and in light of prior financings completed by us, we amended the terms of the Prior Debentures to provide for a conversion price equal to the lesser of $0.30 per share or 95% of the Fair Market Value of our common stock.

         In addition, on March 31, 2008, we amended certain warrants previously issued to YA in connection with certain convertible debenture financings to purchase up to an aggregate of 9,452,774 shares of our common stock (the "Prior Warrants"). The Prior Warrants contained an exercise price of $0.50 per share. The Prior Warrants provided for an adjustment in the exercise price and the number of shares issuable under the Prior Warrants in the event that we completed a financing whereby the price per share of our common stock (or its equivalent on an as-converted basis) was less than the exercise price of the applicable Prior Warrant. In light of prior financings completed by us and in accordance with the terms of the Prior Warrants, we amended the Prior Warrants to provide for an exercise price of $0.30 per share.


MARCH 2008 $1,250,000 WARRANT FINANCING


         On April 1, 2008, we received gross proceeds totaling $1,250,000 from Kuwait Holding, KSC ("KH") pursuant to a Securities Purchase Agreement dated March 25, 2008 and entered into on April 1, 2008 (the "KH SPA"). Pursuant to the KH SPA, we issued two warrants to purchase an aggregate of 6,950,000 shares of our common stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance (the "KH Warrants"). KH also received piggyback registration rights in connection with the shares of common stock issuable upon exercise of the KH Warrants.

MARCH 2008 DEBENTURE FINANCING

         On March 14, 2008, we entered into a Securities Purchase Agreement (the "March 14, 2008 SPA") with YA pursuant to which we issued secured debentures in the principal amount of $608,000 (the "March Debenture"). The March Debenture was repaid in full with proceeds received by us in connection with the March 2008 Debenture.

         In connection with the March Debenture, we entered into an amended security agreement with YA pursuant to which we continued the security interest of YA in all our assets which we granted in connection with debentures issued by us to YA in August 2004.

         Commissions to YA in connection with this transaction included monitoring, structuring and legal fees in the total amount of $30,000.

OCTOBER 2007 PRIVATE PLACEMENT

         On October 17, 2007, we received gross proceeds of $6,600,000 in a private placement transaction with International Financial Advisors, K.S.C.C. ("IFA") pursuant to a Securities Purchase Agreement dated October 15, 2007 (the "IFA SPA") and entered into on October 17, 2007. In accordance with the terms of the IFA SPA, we issued to IFA 8,000,000 shares of our Common Stock, plus warrants to purchase an additional 14,000,000 shares of Common Stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance. As an inducement to enter into the SPA, we also agreed to issue to IFA warrants to purchase an additional 14,700,000 shares of Common Stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance. The 8,000,000 shares of common stock issued to IFA are non-voting due to U.S. Department of Transportation regulations limiting the amount of ownership of us (a domestic airline) by foreign persons. To the extent that the shares may become voting shares in the future, they will not become so if it would result in non-U.S. citizens holding more than 24.9% of our voting stock or 49.9% of our total outstanding equity without regard to voting rights.

         In accordance with the terms of the IFA SPA, we agreed to increase the number of our directors to nine and granted IFA the right to appoint one additional director. As a result, IFA presently maintains the right to appoint two directors to our Board, after taking into account IFA's right to appoint a director in connection with a previous financing transaction between IFA and us on October 26, 2005. On February 14, 2008, the Board appointed Mr. Richard Bushman to serve as IFA's second nominee to the Board in addition to Mr. Christopher Brady.

         We also agreed to grant IFA certain anti-dilution rights in the event that we conclude a financing transaction in the 12 month period following the closing with IFA, as well as a right to participate in any future financing in an amount equal to one-third of the gross proceeds to be raised in such future offering for a period of two years following the SPA closing.

         Our completion of the SPA financing with IFA required that we repay certain bridge loans owed to YA. As agreed upon between YA and us, we paid YA a total of approximately $1,700,000 out of the gross proceeds received by us in connection with the SPA. As a result of this repayment, convertible debentures issued by us to YA on August 24, 2007 (in the principal amount of $800,000) and May 14, 2007 (in the principal amount of $500,000), inclusive of interest, were repaid in full, and we repaid a total of approximately $340,000 in connection with a convertible debenture issued by us to YA on March 30, 2007 (in the principal amount of $1,100,000), leaving a total of approximately $845,000 due and owing under such debenture as of October 17, 2007.

         We did not pay any commissions in accordance with this transaction.

AUGUST 2007 CONVERTIBLE DEBENTURE FINANCING

         On August 24, 2007, we entered into a Securities Purchase Agreement with YA pursuant to which we issued convertible debentures in the principal amount of $800,000 (the "August 2007 Debenture"). The debentures are convertible at the option of YA any time up to maturity at a conversion price equal to the lesser of $0.50 or 80% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the conversion date. The debentures were repayable as of October 24, 2007 and accrued interest at 18% per year payable in cash. We used the proceeds received in this financing for working capital. On October 17, 2007, we repaid all principal and accrued interest under the August 2007 Debenture in connection with proceeds received under the IFA SPA.

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

         As an additional condition to closing the August 2007 Debenture transaction, our five most senior executive officers (collectively, "Management") purchased shares of our common stock at a purchase price of $0.52 per share (the "Common Stock Purchase"). In addition, Management agreed to reduce their salaries by 20% until such time as the August 2007 Debenture and debentures previously issued by us to YA in the aggregate principal amount of $1,600,000 are repaid in full (collectively, the "YA Bridge Loans"). We amended such agreements with Management in connection with the March 2008 Debenture financing as described above.

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

MAY 2007 CONVERTIBLE DEBENTURE FINANCING

         On May 14, 2007, we entered into a Securities Purchase Agreement (the "May 2007 SPA") with YA pursuant to which we agreed to issue a secured convertible debenture to YA in the principal amount of $500,000 (the "May 2007 Debenture"), which was funded on May 16, 2007. The May 2007 Debenture became due as of July 14, 2007. The May 2007 Debenture accrued interest at 18% per year payable in our common stock at the rate equal to the conversion price of the debenture in effect at the time of payment. On October 17, 2007, we repaid all principal and interest due, in cash, under the May 2007 Debenture in connection with proceeds received pursuant to the IFA SPA.

         Pursuant to the May 2007 SPA, we also agreed to issue to YA warrants to purchase a total of 99,144 shares of our common stock with the following exercise prices: $1.00 per share (as to 31,250 warrants); $1.20 per share (as to 26,042 warrants); $1.40 per share (as to 22,321 warrants); and $1.60 per share (as to 19,531 warrants). The warrants are exercisable for a period of five years. In accordance with the terms and conditions of such warrants, we reduced the exercise price of these warrants in March 2008 to $0.30 per share as described above.

         In connection with the May 2007 SPA, we also agreed to register upon written request from YA the shares that may be acquired under the May 2007 Debenture and the 99,144 shares that may be issued pursuant to the warrants.

MARCH 2007 CONVERTIBLE DEBENTURE FINANCING

         On March 30, 2007, we entered into a Securities Purchase Agreement (the "March 2007 SPA") with YA pursuant to which we agreed to issue a secured convertible debenture to YA in the principal amount of $1,100,000 (the "March 2007 Debenture"), which was funded on April 2, 2007. The March 2007 Debenture is repayable as of June 30, 2007; however, if we are not successful in completing a financing of at least $1.1 million at such time and no event of default occurs under the March 2007 Debenture, the maturity date will be extended until September 30, 2007. The March 2007 Debenture accrues interest at 12% per year payable in our common stock at the rate equal to the conversion price of the debenture in effect at the time of payment. In the event that the maturity date for the debenture is extended, the interest rate under the debenture will increase by two percent per month through and until September 30, 2007.

         The March 2007 Debenture is convertible at YA's option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock ("Fair Market Value") for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the March 2007 Debenture. YA's conversion right under the March 2007 Debenture is subject to certain limitations including that YA may not convert the March 2007 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by YA to exceed 4.99% of our then outstanding common stock. In addition, YA has agreed to not sell any shares that may be acquired under the March 2007 Debenture until March 31, 2008; provided, however, that such limitation does not apply in the event that the closing bid price of our common stock is greater than $1.75 for five consecutive trading days, upon the occurrence of an event of default under the March 2007 Debenture, if waived by YA or to private resales by YA.

         In addition, in the event we close on any debt or equity financing after the issuance date of the March 2007 Debenture, we are required to use 100% of the net proceeds of such financings to prepay outstanding amounts under the March 2007 Debenture until the March 2007 Debenture is repaid in full. In connection with this financing, we also agreed to repay up to a total of $5 million owed to YA pursuant to the March 2007, November 2006 and March 2006 Debentures in the event we are successful in raising $5.0 million in two separate private placement transactions.

         We have agreed to grant a security interest to YA covering substantially all of our assets to secure our obligations under the March 2007 Debenture pursuant to an Amended and Restated Security Agreement. Pursuant to the March 2007 SPA, we also agreed to issue to YA warrants to purchase a total of 155,481 shares of our common stock with the following exercise prices: $1.15 per share (as to 47,827 warrants); $1.35 per share (as to 40,741 warrants); $1.55 per share (as to 35,484 warrants); and $1.75 per share (as to 31,429 warrants). The warrants are exercisable for a period of five years.

         In connection with the March 2007 SPA, we also agreed to register upon written request from YA the shares that may be acquired under the March 2007 Debenture and the 155,481 shares that may be issued pursuant to the warrants.

NOVEMBER 2006 CONVERTIBLE DEBENTURE FINANCING

         On November 10, 2006, we entered into the November SPA with YA pursuant to which we agreed to issue the November 2006 Debenture, which was funded on November 28, 2006. The November 2006 Debenture matures 36 months after issuance and accrues interest at 8% per year which will be payable in shares of our common stock at the lower of $1.45 per share or 95% of the lowest daily volume weighted average price of our common stock ("Fair Market Value") for the 30-day period prior to the interest payment due date.

         The November 2006 Debenture is convertible at YA's option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the Fair Market Value of our common stock for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the November 2006 Debenture. YA's conversion right under the November 2006 Debenture is subject to certain limitations including that YA may not convert the Novem Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by YA to exceed 4.99% of our then outstanding common stock. In addition, YA has agreed to not sell any shares that may be acquired under the November 2006 Debenture until May 10, 2007. Thereafter, YA will limit its resales of our common stock acquired under the November 2006 Debenture to $250,000 worth for a period of 30 days if our common stock falls below $1.45 per share for five consecutive trading days (the "Resale Limitation"). The Resale Limitation would not apply upon an event of default as defined in the November 2006 Debenture, if waived in writing by us, or to private resales by YA. We are required pursuant to the November 2006 Debenture to reserve a total of 20% of the maximum number of shares that may be owned by persons who are not U.S. citizens as determined in accordance with U.S. Department of Transportation regulations for issuance pursuant to the November 2006 Debenture.

         In addition, in the event we close on any debt or equity financing after the issuance date of the November 2006 Debenture, we are required to use 50% of the net proceeds of such financings to prepay outstanding amounts outstanding under the November 2006 Debenture or any other debenture issued by us to YA. If amounts to be prepaid by us do not total at least the equivalent of $70,000 per month beginning on April 1, 2007, we must prepay the difference to match such amount up to $2,000,000. No further prepayments are required once we prepay a total of $2,000,000.

         We have agreed to grant a security interest to YA covering substantially all of our assets to secure our obligations under the November 2006 Debenture pursuant to an Amended and Restated Security Agreement. Pursuant to the November SPA, we also agreed to issue to YA warrants (the "New Warrants") to purchase a total of 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants).

         In connection with the November SPA, we also entered into an Investor Registration Rights Agreement whereby we have agreed to register upon written request from YA up to 6,875,000 shares that may be acquired under the November 2006 Debenture and the 2,000,000 shares that may be issued pursuant to the New Warrants.

OCTOBER 2006 WARRANT AMENDMENTS AND EXERCISE

         On October 20, 2006, YA and we amended the terms of two warrant agreements (the "YA Warrants") relating to the issuance of 1,250,000 shares of common stock each that were issued in connection with the March 2006 Debenture (defined below). The YA Warrants contained exercise prices of $1.00 and $1.15, respectively. To induce YA to make an additional investment in us via the cash exercise of the YA Warrants, the Company agreed to reduce the exercise price of each YA Warrant to $0.70 per share. On October 20, 2006, we issued a total of 2,500,000 shares of common stock in connection with a notice of exercise of the YA Warrants received from YA on such date. In connection with this agreement, we also agreed to issue additional warrants to purchase up to 500,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 125,000 warrants); $1.35 per share (as to 125,000 warrants); $1.50 per share (as to 125,000 warrants); and $1.65 per share (as to 125,000 warrants).

MARCH 2006 CONVERTIBLE DEBENTURE FINANCING

         On March 31, 2006, we entered into a Securities Purchase Agreement with YA pursuant to which we issued convertible debentures in the principal amount of $6,000,000 (the "March 2006 Debenture"). The March 2006 Debenture is convertible at the option of YA any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. We are not permitted to issue such number of shares to YA upon conversion that would result in YA owning in excess of 4.99% of our outstanding common stock, which may only be waived by YA either in its sole discretion with 60 days' notice or without notice upon an event of default. The debentures have a three-year term and accrue interest at 8% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009.

         We entered into an Amended and Restated Security Agreement with YA in connection with the March 2006 Debenture pursuant to which we continued the security interest of YA in all our assets which we granted in connection with the original debenture issued by us to YA in August 2004.

         We were required to register all shares issuable pursuant to the March 2006 Debenture pursuant to the terms of an Investor Registration Rights Agreement between YA and us. We registered a total of 10,802,179 shares of common stock underlying the March 2006 Debenture pursuant to a registration statement declared effective by the SEC on June 13, 2006 (the "June 2006 Registration Statement").

         In connection with this financing, we issued to YA five year warrants with the following exercise prices: 1,250,000 at $1.00 per share, 1,250,000 at $1.15 per share, 1,250,000 at $1.30 and 1,250,000 at $1.45. The warrants containing exercise prices of $1.15 and $1.00 were amended in October 2006 as described above. We registered the shares issuable upon exercise of each of these warrants with the Securities and Exchange Commission in the June 2006 Registration Statement.

AUGUST 2005 CONVERTIBLE DEBENTURE FINANCING

         On August 23, 2005, we entered into a new Securities Purchase Agreement with YA, whereby $220,000 of 5% secured convertible debentures were issued (the "August 2005 Debenture"). On August 23, 2005, we received net proceeds of $190,000 after payment of certain expenses in the amount of $30,000. The August 2005 Debenture accrued interest at a rate of 5%. Up to 10% of the debenture's principal, plus interest, was converted at a price equal to $0.20 per share and we registered shares equal to the amount of shares that could have been converted under this agreement pursuant to a registration statement declared effective by the SEC on June 13, 2006. The balance of the August 2005 Debenture was converted on September 11, 2006 into 74,608 shares.

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

AMENDED AND RESTATED STANDBY EQUITY DISTRIBUTION AGREEMENT

         On August 4, 2004, the Company entered into the SEDA with YA, which was amended and restated on April 8, 2005. Pursuant to the SEDA the Company may, at its discretion, periodically issue and sell to YA, up to $11,000,000 of the Company's common stock. Upon the execution of the SEDA, the Company agreed to issue 2,472,527 shares of its common stock to YA, plus an additional $10,000 worth of the Company's common stock to Newbridge Securities Corporation ("Newbridge"), as a placement fee, per the Placement Agent Agreement between the Company and Newbridge, valued at the fair market value of the stock as of the date of the initial trading day of the Company's common stock. As of March 31, 2007, the Company has issued 2,472,527 shares with an aggregate par value of $2,473 in connection with the SEDA. We are required to file a registration statement for the shares issuable under the SEDA prior to making any sales of our common stock thereunder.

MARKETING SERVICES AGREEMENT

         Donal McSullivan, Senior Vice President and Chief Marketing Officer, and John Capozzi, Marketing and Business Development Advisor and Director, have provided certain consulting services to the Company from its inception. In connection with the provision of such consulting services, they had an agreement with the Company (the "Marketing Services Agreement") to jointly receive 10% of the proceeds of any financings arranged with YA and certain other investors. As of the date of this report, they have received $832,500 of the proceeds of the transactions with YA and certain other investors. In addition, Mr. McSullivan and Mr. Capozzi were to receive 10% commissions relating to commuter flight pre-sell seats and scheduled service pre-sell seats pursuant to an agreement dated April 15, 2004. In addition, Mr. Capozzi also had an agreement to provide ongoing marketing consulting services to the Company at a cost of $5,000 per month.

         On January 17, 2007, we entered into a Settlement Agreement and Release with respect to the Marketing Services Agreement. In exchange for a full termination of the Marketing Services Agreement, we agreed to the following: (i) a payment of $50,000 to each of Mr. Capozzi and Mr. McSullivan upon the signing of the settlement agreement; (ii) a payment of $99,985 to each of Mr. Capozzi and Mr. McSullivan as of March 15, 2007; and (iii) the issuance of warrants to purchase 300,000 and 200,000 shares to Mr. Capozzi and Mr. McSullivan, respectively, with an exercise price of $0.05 per share and a term of five years. As of the date of this report, we have neither made the second payments nor issued the warrants required pursuant to such agreement.

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


ITEM 13. EXHIBITS

(a) Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:


3.1     Certificate of Incorporation                                                                         (1)
3.2     Certificate of Amendment to Certificate of Incorporation                                             (1)


3.3     Certificate of Designation                                                                           (1)
3.4     Amended & Restated Bylaws+
10.1    Form of Common Stock Purchase Warrant issued in 2004 Private Placement                               (1)
10.2    Form of Common Stock Purchase Warrant issued in 2004 Private Placement                               (1)
10.3    Helicopter Lease Agreement dated as of November 1, 2005                                              (3)
10.4    Employment Agreement between U.S. Helicopter Corporation and John Fagan dated                        (2)
        September 16, 2005
10.5    Warrant to Purchase up to 100,000 shares of Common Stock issued to Portfolio                         (2)
        Lenders II, LLC
10.6    Warrant to Purchase up to 750,000 shares of Common Stock issued to                                   (2)
        International Financial Advisors, K.S.C.
10.7    Securities Purchase Agreement dated March 31, 2006 between U.S. Helicopter                           (4)
        Corporation and Cornell Capital Partners, LP (exhibits and schedules omitted)
10.8    8% Secured Convertible Debenture in the Principal Amount of $6,000,000                               (4)
10.9    Investor Registration Rights Agreement dated March 31, 2006 between U.S.                             (4)
        Helicopter Corporation and Cornell Capital Partners, LP
10.10   Warrant CCP-05 to Purchase up to 150,000 shares of Common Stock issued to                            (4)
        Cornell Capital Partners, LP
10.11   Securities Purchase Agreement dated November 10, 2006 between U.S. Helicopter                        (5)
        Corporation and Cornell Capital Partners, LP (exhibits and schedules omitted)
10.12   Form of 8% Secured Convertible Debenture in the principal amount of $2,750,000                       (5)
10.13   Amended and Restated Security Agreement dated November 10, 2006 between U.S.                         (5)
        Helicopter Corporation and Cornell Capital Partners, LP
10.14   Investor Registration Rights Agreement dated November 10, 2006 between U.S.                          (5)
        Helicopter Corporation and Cornell Capital Partners, LP
10.15   Form of Lock-Up Agreement                                                                            (5)
10.16   Securities Purchase Agreement dated March 30, 2007 between U.S. Helicopter                           (6)
        Corporation and Cornell Capital Partners, LP (exhibits and schedules omitted)
10.17   Form of 12% Secured Convertible Debenture in the principal amount of $1,100,000                      (6)
10.18   Amended and Restated Security Agreement dated March 30, 2007 between U.S.                            (6)
        Helicopter Corporation and Cornell Capital Partners, LP


10.19   Convertible Note Purchase Agreement dated as of June 15, 2007 between U.S. Helicopter                (7)
        Corporation and Portfolio Lenders II, LLC
10.20   Promissory Note dated as of June 15, 2007 issued to Portfolio Lenders II, LLC in the                 (7)
        amount of $150,000
10.21   Form of Warrant to Purchase 187,500 shares of Common Stock dated as of June 15, 2007                 (7)

10.22   Convertible Note Purchase Agreement dated as of June 20, 2007 between U.S. Helicopter                (7)
        Corporation and David J. Lenihan
10.23   Promissory Note dated as of June 20, 2007 issued to David J. Lenihan in the amount of                (7)
        $100,000
10.24   Form of Warrant to Purchase 125,000 shares of Common Stock dated as of June 20, 2007                 (7)
10.25   Convertible Note Purchase Agreement dated as of July 27, 2007 between U.S. Helicopter                (7)
        Corporation and Dr. Lawrence Marable
10.26   Promissory Note dated as of July 27, 2007 issued to Dr. Lawrence Marable in the amount               (7)
        of $250,000
10.27   Form of Warrant to Purchase 312,000 shares of Common Stock dated as of July 27, 2007                 (7)
10.28   Form of Convertible Note Purchase Agreement                                                          (8)
10.29   Form of Convertible Promissory Note                                                                  (8)
10.30   Form of Warrant issued to 2007 Bridge Lenders                                                        (8)
10.31   Securities Purchase Agreement dated as of October 15, 2007 between U.S. Helicopter                   (8)
        Corporation and International Financial Advisors, K.S.C.C.
10.32   Warrant to Purchase 14,000,000 Shares of Common Stock Issued to International                        (8)
        Financial Advisors, K.S.C.C.
10.33   Warrant to Purchase 14,700,000 Shares of Common Stock Issued to International                        (8)
        Financial Advisors, K.S.C.C.
10.34   Securities Purchase Agreement dated May 14, 2007 between U.S. Helicopter Corporation                 (9)
        and Cornell Capital Partners, LP (exhibits and schedules omitted)
10.35   Form of 18% Secured Convertible Debenture in the principal amount of $500,000                        (9)
10.36   Amendment No. 1 to Amended and Restated Security Agreement dated May 14, 2007                        (9)
        between U.S. Helicopter Corporation and Cornell Capital Partners, LP
10.37   Securities Purchase Agreement dated August 24, 2007 between U.S. Helicopter                         (10)
        Corporation and YA Global Investments, L.P. (Schedules Omitted)


10.38   Secured Convertible Debenture dated August 24, 2007 in the principal amount of $800,000             (10)
10.39   Amendment No. 2 to Amended & Restated Security Agreement dated August 24, 2007                      (10)
        between U.S. Helicopter Corporation and YA Global Investments, L.P.
10.40   Amendment To Secured Convertible Debenture Nos. CCP-1, USHP-3-1, USHP-4-1, USHP-5-1                 (10)
        dated August 24, 2007
10.41   Form of Lockup Agreement                                                                            (10)
10.42   Form of Salary Reduction Agreement                                                                  (10)
10.43   Subordination Agreement dated August 24, 2007 by and among YA Global Investments, L.P.,             (10)
        Portfolio Lenders II, LLC, Dr. Lawrence Marable, David J. Lenihan and U.S. Helicopter
        Corporation
10.44   Warrant to Purchase up to 1,045,375 Shares of U.S. Helicopter Common Stock issued to                (10)
        YA Global Investments, L.P.
10.45   Warrant to Purchase up to 1,700,000 Shares of U.S. Helicopter Common Stock issued to                (10)
        YA Global Investments, L.P.
10.46   Warrant to Purchase up to 4,000,000 Shares of U.S. Helicopter Common Stock issued to                (10)
        YA Global Investments, L.P.
10.47   Warrant to Purchase up to 800,000 Shares of U.S. Helicopter Common Stock issued to                  (10)
        YA Global Investments, L.P.
10.48   Warrant to Purchase up to 3,200,000 Shares of U.S. Helicopter Common Stock issued to                (10)
        YA Global Investments, L.P.
10.49   Warrant to Purchase up to 248,769 Shares of U.S. Helicopter Common Stock issued to                  (10)
        YA Global Investments, L.P.
10.50   Warrant to Purchase up to 158,630 Shares of U.S. Helicopter Common Stock issued to                  (10)
        YA Global Investments, L.P.
10.51   Securities Purchase Agreement dated March 14, 2008 between U.S. Helicopter Corporation              (11)
        and YA Global Investments, L.P. (Exhibits and Schedules Omitted)
10.52   Secured Convertible Debenture dated March 14, 2008 in the principal amount of $608,000              (11)
10.53   Amendment No. 3 to Amended & Restated Security Agreement dated March 14, 2008 between               (11)
        U.S. Helicopter Corporation and YA Global Investments, L.P.
10.54   Securities Purchase Agreement dated March 31, 2008 between U.S. Helicopter Corporation              (12)
        and YA Global Investments, L.P. (Exhibits and Schedules Omitted)
10.55   Secured Convertible Debenture dated March 31, 2008 in the principal amount of $1,250,000            (12)
10.56   Amendment No. 4 to Amended & Restated Security Agreement dated March 31, 2008 between               (12)
        U.S. Helicopter Corporation and YA Global Investments, L.P.


10.57   Warrant to Purchase up to 2,783,333 Shares of U.S. Helicopter Corporation Common Stock              (12)
        issued to YA Global Investments, L.P.
10.58   Amendment to Secured Convertible Debenture Nos. CCP-1, USHP-3-1, USHP-4-1 dated                     (12)
        March 31, 2008
10.59   Amendment Number 1 to Warrants Nos. USHP-1 Amended, USHP-2 Amended, USHP-3                          (12)
        Amended, USHP-4 Amended, USHP-5 Amended, USHP-6-1 dated March 31, 2008
10.60   Form of Salary Reduction Agreement                                                                  (12)
10.61   Form of Subordination Agreement dated as of March 31, 2008 by and among YA Global Investments,      (12)
         L.P., John Turner, Barbara & Eddie Holder JTWROS, Paint Masters and U.S. Helicopter Corporation
10.62   Securities Purchase Agreement dated March 25, 2008 between U.S. Helicopter Corporation and          (12)
        Kuwait Holding, KSC (Exhibits and Schedules Omitted)
10.63   Warrant to Purchase up to 4,166,667 Shares of U.S. Helicopter Corporation Common Stock issued to    (12)
        Kuwait Holding, KSC
10.64   Warrant to Purchase up to 2,783,333 Shares of U.S. Helicopter Corporation Common Stock issued to    (12)
        Kuwait Holding, KSC
10.65   2007 Stock Incentive Plan+
10.66   Form of Incentive Stock Option Agreement+
10.67   Form of Non-Qualified Stock Option Agreement+
10.68   Form of Convertible Note Purchase Agreement+
10.69   Form of Warrant issued to Bridge Lenders+
10.70   Convertible Note Purchase Agreement dated February 20, 2008 between U.S. Helicopter Corporation and John Turner+
10.71   Convertible Promissory Note in the Principal Amount of $300,000+
31.1    Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002+
31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

+    Exhibit filed herewith in this Report.
(1) Incorporated herein by reference to U.S. Helicopter's Registration Statement on Form SB-2 dated April 22, 2005.

(2) Incorporated herein by reference to U.S. Helicopter's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.
(3) Incorporated herein by reference to U.S. Helicopter's Amendment No. 1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 dated June 9, 2006.
(4) Incorporated herein by reference to U.S. Helicopter's Registration Statement on Form SB-2 dated May 12, 2006.
(5) Incorporated herein by reference to U.S. Helicopter's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.
(6) Incorporated herein by reference to U.S. Helicopter's Report on Form 8-K dated April 4, 2007. (7) Incorporated herein by reference to U.S. Helicopter's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.
(8) Incorporated herein by reference to U.S. Helicopter's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.
(9) Incorporated herein by reference to U.S. Helicopter's Report on Form 8-K dated May 14, 2007.
(10) Incorporated herein by reference to U.S. Helicopter's Report on Form 8-K dated August 24, 2007.
(11) Incorporated herein by reference to U.S. Helicopter's Report on Form 8-K dated March 14, 2008.
(12) Incorporated herein by reference to U.S. Helicopter's Report on Form 8-K dated March 31, 2008.

(b) Reports on Form 8-K. During the quarter ended December 31, 2007, the Company filed the following Reports on Form 8-K.

         We filed a Form 8-K dated October 17, 2007 reporting on the closing of a $6.6 million financing with IFA and the repayment of certain debt owed to YA.

         We filed a Form 8-K dated December 4, 2007 reporting on: (i) the extension of employment agreements with each of George J. Mehm, Jr. (Senior Vice President, Chief Financial Officer and Treasurer), Donal McSullivan (Senior Vice President and Chief Marketing Officer) and Terence Dennison (Senior Vice President and Chief Operating Officer) through December 31, 2009 on the same terms and conditions as the employment agreements previously in effect with such employees; (ii) the issuance of awards pursuant to our 2007 Stock Incentive Plan; (iii) the adoption of our 2007 Stock Incentive Plan; and (iv) the adoption of Amended and Restated Bylaws. We filed a Form 8-K/A amending this filing on December 18, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed for each of fiscal 2007 and 2006 for professional services rendered by Moore Stephens, PC as our registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for each of fiscal 2007 and 2006 was $83,922 and $54,245, respectively.

AUDIT-RELATED FEES

         The aggregate fees billed in each of fiscal 2007 and 2006 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14(A) was $8,000 and $1,148, respectively. These fees were related to the filing of our registration statement.

TAX FEES

         The aggregate fees billed in each of fiscal 2007 and 2006 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $225 and $350, respectively.

ALL OTHER FEES

         The aggregate fees billed in each of fiscal 2007 and 2006 for products and services provided by our principal accountant (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14(A)) was $0 and $0, respectively.

         We established an audit committee on December 21, 2006. Our audit committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountant. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. Our Board of Directors approved the engagement of Moore Stephens, PC as our principal accountant for the audit of our financial statements for the year ended December 31, 2007.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          U.S. HELICOPTER CORPORATION

Date: April 15, 2008      By:    /s/ John G. Murphy
                                 ------------------------------------------
                                 John G. Murphy, Chief Executive Officer
                                 and President
                                 (Principal Executive Officer)

                          By:    /s/ George J. Mehm, Jr.
                                 ----------------------------------------------
                                 George J. Mehm, Jr., Chief Financial Officer, Sr. Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)

      In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                      TITLE                     DATE
              ---------                      -----                     ----
/s/ Dean C. Borgman                   Chairman of the Board       April 15, 2008
--------------------------------
/s/ John G. Murphy                    Chief Executive Officer,
                                      President and Director      April 15, 2008
--------------------------------
/s/ Col. Clinton L. Pagano, Sr.       Director                    April 15, 2008
(Ret.)
--------------------------------
/s/ John Capozzi                      Director                    April 15, 2008
--------------------------------
/s/ Christopher D. Brady              Director                    April 15, 2008
--------------------------------
/s/ George A. Fechter                 Director                    April 15, 2008
--------------------------------
/s/ Edward J. Sherman                 Director                    April 15, 2008
--------------------------------
/s/ Stephen T. Wills                  Director                    April 15, 2008
--------------------------------
/s/ Richard L. Bushman                Director                    April 15, 2008
--------------------------------

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of U.S. Helicopter Corporation

We have audited the accompanying balance sheet of U.S. Helicopter Corporation as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Helicopter Corporation as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with U.S. generally accepted accounting principles.

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

                                                   /s/ MOORE STEPHENS, P.C.
                                                   ------------------------
                                                   MOORE STEPHENS, P.C.
                                                   Certified Public Accountants.
New York, New York
April 11, 2008


U.S. HELICOPTER CORPORATION
BALANCE SHEET AS OF DECEMBER 31, 2007

ASSETS:
CURRENT ASSETS:
  Cash                                                              $   670,136
  Restricted Cash                                                       179,325
  Accounts Receivable                                                   347,495
  Inventory                                                              45,032
  Prepaid Expenses                                                      150,820
  Other Current Assets                                                  121,079
                                                                    -----------

    TOTAL CURRENT ASSETS                                              1,513,887
                                                                    -----------

PROPERTY AND EQUIPMENT:
  Leasehold Improvements                                              1,346,935
  Office Equipment                                                      167,564
  Less: Accumulated Depreciation                                       (658,808)
                                                                    -----------

  PROPERTY AND EQUIPMENT - NET                                          855,691
                                                                    -----------

OTHER ASSETS:
  Deferred Financing Costs,
     Net of Accumulated Amortization of $2,096,949                        9,852
  Deferred Offering Costs
     Net of Accumulated Amortization of $454,852                         45,421
  Deposits                                                              893,506
                                                                    -----------

    TOTAL OTHER ASSETS                                                  948,779
                                                                    -----------

    TOTAL ASSETS                                                    $ 3,318,357
                                                                    ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
BALANCE SHEET AS OF DECEMBER 31, 2007


LIABILITIES AND STOCKHOLDERS' [DEFICIT]:
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                           $  3,699,705
  Note Payable, net of discount of $-0-                                844,838
  Deferred Salary and Taxes Payable                                      9,081
  Accrued Salary and Taxes Payable                                      83,375
  Air Traffic Liability                                                190,685
                                                                  ------------

  TOTAL CURRENT LIABILITIES                                          4,827,684

LONG-TERM DEBT - NET OF DISCOUNT OF $3,669,308                       4,980,692

LONG-TERM DERIVATIVE LIABILITY                                       1,572,661

DEFERRED CHARGES                                                       376,746
                                                                  ------------

  TOTAL LIABILITIES                                                 11,757,783
                                                                  ------------

COMMITMENTS AND CONTINGENCIES                                             --
                                                                  ------------

STOCKHOLDERS' [DEFICIT]:
  Convertible Series A Preferred Stock, $0.001 Par Value;
    1,500,000 Shares Authorized;
    -0- Shares Issued and Outstanding                                     --

  Common Stock, $0.001 Par Value; 95,000,000
    Shares Authorized;
    45,554,171 Issued and Outstanding                                   45,554

  Additional Paid In Capital                                        19,929,875

  Deferred Equity Compensation                                         (37,490)

  Accumulated Deficit                                              (28,377,365)

  TOTAL STOCKHOLDERS' [DEFICIT]                                     (8,439,425)
                                                                  ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' [DEFICIT]                   $  3,318,357
                                                                  ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
STATEMENTS OF OPERATIONS

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                      2 0 0 7          2 0 0 6
                                                   ------------    ------------

REVENUES                                           $  3,775,962    $  1,417,215
                                                   ------------    ------------

EXPENSES:

   Payroll                                            3,971,483       2,886,533
  Payroll Taxes and Benefits                            522,794         277,953
  Crew Costs and Other                                  302,163        109,5541
  Substitute Service/Interrupted Passenger               13,521          13,395
  Maintenance                                         1,598,099       1,273,208
  Fuel                                                  632,375         387,690
  Aircraft and Traffic Servicing                        851,943         275,991
  Other Taxes                                             5,525           9,900
  Professional Fees                                   2,390,440       1,837,556
  Insurance                                             734,181         669,613
  Office Expense                                        299,012         210,776
  Website and Website Design                             11,505          35,943
  Travel                                                 64,964          64,463
  Rent                                                  541,513         369,645
  Lease Expense - equipment                           1,897,984       1,551,304
  Reservation Expense                                   272,388         189,524
  Advertising                                           495,098       1,946,148
  Licenses and Fees                                       6,913          11,197
  Depreciation and Amortization                         408,273         252,362
                                                   ------------    ------------

  TOTAL EXPENSES                                     15,020,176      12,372,742
                                                   ------------    ------------

  OPERATING (LOSS)                                  (11,244,214)    (10,955,527)

OTHER INCOME (EXPENSE):
  Interest Income                                        27,725         118,579
  Interest Expense                                   (1,057,404)       (445,689)
  Amortization of Deferred Financing Costs           (2,011,644)       (354,120)
  Amortization of Deferred Offering Costs              (220,806)           --
  Change in Fair Value of Derivative                  3,109,016       2,765,581
  Amortization of Debt Discount                      (4,246,160)       (748,584)
                                                   ------------    ------------

  NET OTHER INCOME (EXPENSE)                         (4,399,274)      1,336,167
                                                   ------------    ------------

    Deduct: Preferred Stock Dividend                       --              --
                                                   ------------    ------------

  NET (LOSS) APPLICABLE TO COMMON SHAREHOLDERS     $(15,643,488)   $ (9,619,760)
                                                   ============    ============

  NET (LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                              $       (.41)   $       (.30)
                                                   ============    ============

  WEIGHTED AVERAGE NUMBER OF SHARES                  37,977,581      32,583,871
                                                   ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]


                                             PREFERRED                     COMMON STOCK
                                               STOCK
                                                                                                     PAID-IN
                                        SHARES       AMOUNT           SHARES         AMOUNT          CAPITAL
                                    --------------------------------------------------------------------------
Balance at January 1, 2006             316,000    $        316      30,795,723    $     30,796    $  6,167,184
Conversion of Amir Elbaz's
stock to convertible note -
February 23, 2006                         --              --          (494,505)           (495)       (494,010)
Conversion of Portfolio
Lenders promissory note -
March 26, 2006                            --              --           500,000             500         249,500
Issuance of Restricted Stock         1,000,000           1,000       1,449,000      (1,450,000)           --
Issuance of common stock to
Newbridge Securities for
services rendered                         --              --             5,556               6           9,994
Issuance of common stock to
IGAS for services rendered                --              --           200,000             200         289,800
Issuance of shares to Three
Wing Flying Services for
services rendered                         --              --            20,000              20          28,980
Conversion of preferred
stock into common stock               (269,000)           (269)        238,096             238              31
Issuance of warrants for
payment of services                       --              --              --              --           120,000
Issuance of warrants for
payment of services                       --              --              --              --           299,918
Issuance of options for
payment of services                       --              --              --              --           170,598
Conversion of long term
debt into common stock -
August 15, 2006                           --              --            50,126              50          49,950
Conversion of long term
debt into common stock -
August 31, 2006                           --              --            50,347              50          49,950
Conversion of short term
debt into common stock -
September 11, 2006                        --              --           584,588             585         116,328
Amortization of deferred
equity compensation                       --              --              --              --              --
Issuance of common shares                 --              --         2,500,000           2,500       1,747,500
Retirement of Warrants
upon exercise                             --              --              --              --           796,054
Issuance of warrants for
payment of services                       --              --              --           480,230            --
Net loss                                  --              --              --              --              --
                                  ------------    ------------    ------------    ------------    ------------

Balance at December 31, 2006            47,000    $         47      35,449,931    $     35,450    $ 11,531,008
                                  ============    ============    ============    ============    ============

Issuance of common stock
to IGAS for services                      --              --            75,000              75          52,425
Issuance of options for
payment of services - Breaux              --              --              --              --            23,934
Issuance of options for
payment of services - IGAS                --              --              --              --            23,934
Conversion of debt and
accrued interest - A. Elbaz               --              --           999,897           1,000         558,942
Conversion of preferred
stock into common stock                (47,000)            (47)         61,951              62             (15)
Issuance of common stock
upon exercise of warrants                 --              --            55,000              55             445
Issuance of convertible
debt with beneficial conversion
feature                                   --              --              --              --           209,934
Amortization of deferred
equity compensation                       --              --              --              --              --
Issuance of shares for cash               --              --            96,160              96          49,904
Issuance of debt with
beneficial conversion feature
and warrants                              --              --              --              --           127,410
Beneficial conversion feature
from debt modification                    --              --              --              --            83,397
Value of warrants issued to
North Coast                               --              --              --              --            16,511
Issuance of common shares                 --              --         8,000,000           8,000       6,592,000
Conversion of debt and accrued
interest - Portfolio Lenders              --              --           519,315             519         155,276
Offering costs associated with
common stock sale                         --              --              --              --          (234,046)
Stock-based compensation -
issuance of stock options to
employees                                 --              --              --              --             3,656
Issuance and restructuring of
warrants to bridge lenders                --              --              --              --            95,377
Stock-based compensation-
issuance of stock options and
restricted stock                          --              --              --              --           551,004
Issuance of common stock
for debt subordination                    --              --           296,917             297          88,778
Net Loss                                  --              --              --              --              --
                                  ------------    ------------    ------------    ------------    ------------


Balance at December 31, 2007              --              --        45,554,171    $     45,554    $ 19,929,875
                                  ============    ============    ============    ============    ============






                                 DEFERRED EQUITY
                                   COMPENSATION        DEFICIT         TOTAL
                                 -----------------------------------------------
Balance at January 1, 2006        $       --      $  (3,114,117)  $  3,084,180
Conversion of Amir Elbaz's
stock to convertible note -
February 23, 2006                         --               --         (494,505)
Conversion of Portfolio
Lenders promissory note -
March 26, 2006                            --               --          250,000
Issuance of Restricted Stock
Issuance of common stock to
Newbridge Securities for
services rendered                         --               --           10,000
Issuance of common stock to
IGAS for services rendered                --               --          290,000
Issuance of shares to Three
Wing Flying Services for
services rendered                         --               --           29,000
Conversion of preferred
stock into common stock                   --               --             --
Issuance of warrants for
payment of services                    120,000
Issuance of warrants for
payment of services                   (299,918)            --             --
Issuance of options for
payment of services                       --               --          170,598
Conversion of long term
debt into common stock -
August 15, 2006                           --               --           50,000
Conversion of long term
debt into common stock -
August 31, 2006                           --               --           50,000
Conversion of short term
debt into common stock -
September 11, 2006                        --               --          116,913
Amortization of deferred
equity compensation                    558,312             --          558,312
Issuance of common shares                 --               --        1,750,000
Retirement of Warrants
upon exercise                             --               --          796,054
Issuance of warrants for
payment of services                       --               --          480,230
Net loss                                  --         (9,619,760)    (9,619,760)
                                  ------------    -------------   ------------

Balance at December 31, 2006      $   (912,449)   $ (12,733,877)  $ (2,079,821)
                                  ============    =============   ============

Issuance of common stock
to IGAS for services                      --               --           52,500
Issuance of options for
payment of services - Breaux              --               --           23,934
Issuance of options for
payment of services - IGAS                --               --           23,934
Conversion of debt and
accrued interest - A. Elbaz               --               --          559,942
Conversion of preferred
stock into common stock                   --               --             --
Issuance of common stock
upon exercise of warrants                 --               --              500
Issuance of convertible
debt with beneficial conversion
feature                                   --               --          209,934
Amortization of deferred
equity compensation                    874,959             --          874,959
Issuance of shares for cash               --               --           50,000
Issuance of debt with
beneficial conversion feature
and warrants                              --                           127,410
Beneficial conversion feature
from debt modification                    --                            83,397
Value of warrants issued to
North Coast                               --               --           16,511
Issuance of common shares                 --               --        6,600,000
Conversion of debt and accrued
interest - Portfolio Lenders              --               --          155,795
Offering costs associated with
common stock sale                         --               --         (234,046)
Stock-based compensation -
issuance of stock options to
employees                                 --               --            3,656
Issuance and restructuring of
warrants to bridge lenders                --               --           95,377
Stock-based compensation-
issuance of stock options and
restricted stock                          --               --          551,004
Issuance of common stock
for debt subordination                    --               --           89,075
Net Loss                                            (15,643,488)   (15,643,488)
                                  ------------    =============   ------------

Balance at December 31, 2007      $    (37,490)   $ (28,377,365)  $ (8,439,425)
                                  ============    =============   ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
STATEMENTS OF CASH FLOWS

                                                        YEARS ENDED DECEMBER 31
                                                        2 0 0 7         2 0 0 6
                                                     ------------    ------------
OPERATING ACTIVITIES:
  Net (Loss)                                         $(15,643,488)   $ (9,619,760)
  Adjustments to Reconcile Net (Loss)
    to Net Cash (Used for) Operating Activities:
      Depreciation Expense                                408,273         252,362
      Amortization of Deferred Financing Costs          2,011,644         354,120
      Amortization of Deferred Offering Costs             220,806            --
      Recognition of Deferred Income                        (--)         (100,900)
      Change in Fair Value of Derivative Liability     (3,109,016)     (2,701,856)
      Amortization of Debt Discount                     4,246,160         684,858
      Amortization of Deferred Equity Compensation        874,959         837,468
      Fees paid to Directors - Noncash                    655,028         170,599
      Fees paid -- Termination of Marketing
        Agreement - Noncash                                  --           480,230
      Fees paid to Placement Agent - Noncash                 --            10,000
    Changes in Assets and Liabilities:
      (Increase) Decrease in:
        Accounts Receivable                              (306,901)        (40,592)
        Prepaid Expenses, and Other Current Assets        260,351        (111,880)
        Restricted Cash                                       117        (179,443)
        Deposits                                          (60,467)       (630,274)
      Increase (Decrease) in:
        Accounts Payable and Accrued Liabilities        1,816,623       1,602,906
        Deferred Charges                                 (122,354)        600,000
                                                     ------------    ------------
  NET CASH - OPERATING ACTIVITIES                      (8,748,265)     (8,392,160)
                                                     ------------    ------------

INVESTING ACTIVITIES:
  Acquisition of Property and Equipment                  (287,937)     (1,105,771)
                                                     ------------    ------------

FINANCING ACTIVITIES:
  Proceeds From Short-Term Debt                         3,172,000       8,750,000
  Payment of Short-Term Debt                           (2,177,162)     (1,507,834)
  Release of Restricted Cash                                 --           250,000
  Proceeds from Sale of Common Stock                    6,650,500       1,750,000
  Payment of Financing Costs                             (559,540)     (1,583,092)
                                                     ------------    ------------
  NET CASH - FINANCING ACTIVITIES                       7,085,798       7,659,074
                                                     ------------    ------------

  NET (DECREASE) INCREASE IN CASH                      (1,950,404)     (1,838,857)
                                                     ------------    ------------

CASH - BEGINNING OF PERIODS                             2,620,540       4,459,397
                                                     ------------    ------------

  CASH - END OF PERIODS                              $    670,136    $  2,620,540
                                                     ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest                                         $     41,344    $      2,096
    Income Taxes                                     $       --      $        --

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      U.S. HELICOPTER CORPORATION NOTES TO
                              FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

U.S. Helicopter Corporation ("U.S. Helicopter," the "Company," "we" or "us") began flight operations on March 27, 2006 between the Downtown Manhattan Heliport ("DMH") and John F. Kennedy International Airport ("Kennedy"). Prior to that date we were a development stage company that devoted most of our efforts to activities such as financial planning, capital raising, and the development of a business plan. The Company's core business will be providing regularly scheduled helicopter shuttle service between many of the nation's larger metropolitan airports and surrounding city-based heliports. U.S. Helicopter was incorporated in the State of Delaware on March 4, 2003. We have introduced, and intend to expand our service, which we call "Metro-hop Airport Shuttle Service" ("MASS"), in the New York City market. When fully implemented, our plan in the New York City-area market is to offer frequent service between Kennedy, Newark Liberty and LaGuardia airports and the New York metropolitan area heliports located at Wall Street, East 34th Street, and West 30th Street. We also provide limited scheduled service between Manhattan and Sikorsky Memorial Airport (Stratford, Connecticut), East Hampton Airport (East Hampton, New York), and Monmouth Executive Airport (Belmar, New Jersey).

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

Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market and other markets will require additional capital. As of December 31, 2007, we had $670,136 in cash and cash equivalents. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with our current cash and expected revenues from operations. We have recently entered into a number of financing transactions (see Notes 11 and 12 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.

We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. During the next twelve months, we anticipate that we will need approximately $10.0 million of working capital (inclusive of capital expenditures), $16.0 million of lease financing, and $2.5 million to repay debt.

Such capital is expected to come from helicopter lease financing and the sale of equity or debt securities. As of the date of this report, we are in discussions with financing sources for helicopter operating lease financing. We believe that if we are successful in raising approximately $28.5 million through $16.0 million of operating lease financing and $12.5 million of some combination of debt and equity financings, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital improvements over the next 12 months. There can be no assurances, however, that we will be able to complete such financings on terms favorable to us or at all.

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

CASH EQUIVALENTS - We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. We had no cash equivalents at December 31, 2007.

RESTRICTED CASH - We had restricted cash of $179,325 at December 31, 2007. Our restricted cash at December 31, 2007 related to a cash deposit securing a letter of credit we were required to post.

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

We maintain our cash and cash equivalents in accounts with major financial institutions in the United States in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of December 31, 2007, we had approximately $906,868, in deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

We generally do not require collateral related to our financial instruments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the fact that most customers pay for the flights in advance of the flights. The allowance for doubtful accounts as of December 31, 2007 was $0. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," require the disclosure of fair values for all financial statements, both on- and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of December 31, 2007.

PROPERTY AND EQUIPMENT - We record our property and equipment at cost less accumulated depreciation. For financial reporting purposes, we use the straight-line method to compute depreciation based upon estimated useful lives of two to five years for flight equipment and one to seven years for other equipment. Leasehold improvements are amortized over the shorter of the related lease term or the estimated life of the improvements. Equipment under capital leases are amortized over the lease term and such amortization is included in the depreciation of property and equipment. Upon selling or otherwise disposing of property and equipment, we remove cost and accumulated depreciation from the accounts and reflect any resulting gain or loss in earnings. Depreciation and amortization totaled $408,273 and $252,362 for the years ended December 30, 2007 and 2006, respectively.

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

REVENUE RECOGNITION - We recognize revenue when transportation has been provided, including scheduled passenger and charter services. Some charter services provided during the year ended December 31, 2006 have become part of our scheduled routes in the year ended December 31, 2007.

We had revenue for the years ended December 31, 2007 and 2006 as follows (no adjustments have been made for former charter flights which have become part of our scheduled service):


                                 2 0 0 7           2 0 0 6
                                 -------           -------
Scheduled Passenger           $  2,739,335     $    417,415
Charter                          1,002,961          987,185
Miscellaneous                       33,666           12,615
                              -------------    -------------
Totals                        $  3,775,962     $  1,417,215
                              =============    =============

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

RECENT ACCOUNTING PRONOUNCEMENTS -- In January 2007 the FASB issued Derivatives Implementation Group Statement 133 Implementation Issue No. B40, "Embedded
Derivatives: Application of Paragraph 13(b) to Securitized Interested in Prepayable Financial Assets". This Issue provides a narrow scope exception from paragraph 13(b) of Statement No. 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets. The guidance in this Issue is generally effective upon initial adoption of Statement No. 155. The effects of these standards are not anticipated to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 (and its amendments described below) defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an "exit price" basis rather than an "entry price" basis. Additionally, the fair value should be market-based and not an entity-based measurement. SFAS 157 (as originally issued) was effective for fiscal years beginning after November 15, 2007 (amended to November 15, 2008 - see below).

FSP FAS 157-1 amends FAS 157 to exclude FASB Statement No. 13, "Accounting for Leases" (FAS 13), and its related interpretive accounting pronouncements that address leasing transactions. The FASB decided to exclude leasing transactions covered by FAS 13 in order to allow it to more broadly consider the use of fair value measurements for these transactions as part of its project to comprehensively reconsider the accounting for leasing transactions.

FSP FAS 157-2 delays the effective date of FAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The delay gives the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157 to these assets and liabilities. For items covered by the FSP, FAS 157 will now go into effect in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years.

We do expect SFAS 157 to affect our disclosures. We are still evaluating the effects, if any, SFAS No. 157, SFAS 157-1and SFAS 157-2 may have on our financial position, results of operations or cash flows.

(4) DEPOSITS

We had deposits of $893,506 at December 31, 2007. Deposits are principally related to our leasing of four helicopters and a deposit we placed with a manufacturer for the purchase of four new helicopters.

(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

We had accounts payable and accrued expenses of $3,699,705 at December 31, 2007, broken down as follows:

Professional Fees                                         $   446,191
Reservations Service                                          213,857
Advertising                                                    26,638
Maintenance                                                   630,625
Insurance                                                     162,569
Interest                                                    1,103,853
Deferred Financing Costs                                      199,970
Training                                                      148,075
Lease Expense                                                 467,558
Other Accounts Payable and Accrued Expenses                   300,368
                                                          -----------
    TOTALS                                                $ 3,699,705
                                                          ===========

(6) AIR TRAFFIC LIABILITY

We had air traffic liability of $190,685 at December 31, 2007. Air traffic liability refers to tickets we have sold where the passenger has not yet used the ticket to fly. These include seats sold for scheduled future flights and tickets not used for flights which have already occurred. This excludes seats which have been sold to our partners for future flights for which they have not been invoiced.

(7) OFFICERS PAYROLL

Effective April 16, 2004, U.S. Helicopter entered into a five-year employment agreement with John G. Murphy. Mr. Murphy is employed as the President and Chief Executive Officer of U.S. Helicopter. Mr. Murphy's annual salary is $225,000. Mr. Murphy deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11] and the March 31, 2008 Debenture [Note 17], our five most senior executive officers (collectively, "Management") agreed to reduce their salaries by 20% until such time as we repaid debt owed to YA Global Investments, L.P., f/k/a Cornell Capital Partners, LP ("YA") a total of $6,250,000 from proceeds to be received from an institutional private placement (the "YA Repayment"). After we make such repayments, Management's salaries will be reinstated in full, and all unpaid salary amounts will be issued to Management in the form of shares of our common stock at a price equal to the greater of the volume weighted average price of our common stock as quoted by Bloomberg, LP on the day prior to the YA Repayment or $0.50 per share. Each Management member has the option, however, to receive payment of such unpaid salary in cash once the total indebtedness owed by us to YA is reduced by $6.25 million or more [Note 17]. In addition, the five officers purchased a combined total of $50,000 in common stock during August 2007.

George J. Mehm, Jr. is employed as the Senior Vice President, Treasurer and Chief Financial Officer of U.S. Helicopter. Mr. Mehm's annual salary is $130,000. Effective December 4, 2007, U.S. Helicopter approved an extension of Mr. Mehm's previous employment agreement through December 31, 2009. Mr. Mehm deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11] and the March 31, 2008 Debenture [Note 17], Mr. Mehm, as one of our five most senior executive officers, agreed to reduce his salary by 20% until such time as we repaid a total of $6,250,000 to YA from proceeds to be received from an institutional private placement (see above).

Donal McSullivan is employed as the Senior Vice President and Chief Marketing Officer of U.S. Helicopter. Mr. McSullivan's annual salary is $130,000. Effective December 4, 2007, U.S. Helicopter approved an extension of Mr. McSullivan's previous employment agreement through December 31, 2009. Mr. McSullivan deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11] and the March 31, 2008 Debenture [Note 17], Mr. McSullivan, as one of our five most senior executive officers, agreed to reduce his salary by 20% until such time as we repaid a total of $6,250,000 to YA from proceeds to be received from an institutional private placement (see above).

Effective July 18, 2004, U.S. Helicopter entered into a five-year employment agreement with Gabriel Roberts. Mr. Roberts is employed as the Vice President of Finance and Administration of U.S. Helicopter. Mr. Roberts is currently being paid at the annual rate of $95,000. Mr. Roberts deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11] and the March 31, 2008 Debenture, Mr. Roberts, as one of our five most senior executive officers, agreed to reduce his salary by 20% until such time as we repaid a total of $6,250,000 to YA from proceeds to be received from an institutional private placement (see above).

Terence O. Dennison is employed as the Senior Vice President and Chief Operating Officer of U.S. Helicopter. Mr. Dennison is currently being paid at the annual rate of $130,000. Effective December 4, 2007, U.S. Helicopter approved an extension of Mr. Dennison's previous employment agreement through December 31, 2009. Mr. Dennison deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11] and the March 31, 2008 Debenture [Note17], Mr. Dennison, as one of our five most senior executive officers, agreed to reduce his salary by 20% until such time as we repaid a total of $6,250,000 to YA from proceeds to be received from an institutional private placement (see above).

(8) STOCK-BASED COMPENSATION

In accordance with SFAS No. 123R, "Share-Based Payment" we currently utilize a standard option pricing model (the Black-Scholes-Merton Model) to measure the fair value of stock options granted to employees. Compensation cost is recognized in the financial statements for all share-based payments granted after that date.

On March 30, 2006 we issued a total of 1,000,000 shares of common stock to various directors, officers, employees and consultants of the Company in connection with our 2004 Stock Incentive Plan ("Restricted Stock Awards") as Deferred Equity Compensation. The Restricted Stock Awards had a restriction on transferability and sale. We expensed $725,000 for these Restricted Stock Awards in 2007.

In 2006, we issued an additional 226,000 shares of common stock and options to purchase an additional 576,000 shares of common stock to employees, officers and directors, which have various restrictions on transferability and sale for periods after the issuance date. In 2007, we issued an additional 150,000 shares of common stock and 600,000 options to purchase shares of common stock to non-employees for services, which have various restrictions on transferability and sale for periods after the issuance date.

We issued an additional 3,550,000 options to directors, officers and employees during the fourth quarter of 2007 pursuant to our 2007 Stock Incentive Plan, which will be placed before the Company's shareholders at their next meeting.

(9) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed giving effect to all potential dilutive common stock, including options and convertible debentures. For all periods presented, options, convertible shares of Series A Preferred Stock, and convertible debentures were not included in the computation of diluted loss per share because the effect would be antidilutive.

(10) DEFERRED OFFERING COSTS AND DEFERRED FINANCING COSTS

We have incurred certain costs related to financing activities since inception. These costs consisted primarily of legal fees, placement agent fees, and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).

At December 31, 2007, we had net deferred financing costs of $9,852. During the fourth quarter of 2007 we expensed the remaining costs related to the placement of the March 2006 Debenture, the November 2006 Debenture, the March 2007 Debenture and the May 2007 Debenture as a result of the debenture and warrant modifications under the August 2007 Debenture Transaction [Note 11]. Debentures issued to Cornell Capital Partners, LP ("Cornell Capital") in April 2005 (in the original principal amount of $1,335,424) August 2005 (in the principal amount of $220,000) were converted on September 11, 2006 and all deferred financing costs related to that issuance were written off at that time. We recorded amortization expense related to deferred financing totaling $2,011,643 and $354,120 for the twelve month periods ended December 31, 2007 and 2006, respectively.

At December 31, 2007, we had net deferred offering costs of $45,421. These costs were related to professional fees in our proposed equity financing and will be offset against the proceeds of such financing. Costs related to our Standby Equity Distribution Agreement [Note 12] were expensed in the fourth quarter of 2007.

(11) CONVERTIBLE DEBT

LONG-TERM CONVERTIBLE DEBT

On March 30, 2006 we issued a $6,000,000, 8% interest convertible debenture maturing March 31, 2009 (the "March 2006 Debenture") to Cornell Capital. Proceeds from the March 2006 Debenture were used to repay prior debentures from Cornell Capital such that a combined $113,497 was still outstanding. This amount was converted on September 11, 2006 at a price of $0.20 per share. We registered shares equal to the amount of shares which may be converted under the March 2006 Debenture pursuant to an amended registration statement declared effective by the SEC on May 14, 2007. Upon issuance, the March 2006 Debenture was convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The March 2006 Debenture has a three-year term and accrues interest at 8% per year payable in our common stock at the rate equal to the conversion price of the March 2006 Debenture in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009. To date, we have issued a total of 100,473 shares to Cornell Capital pursuant to conversion notices of a total of $100,000 under the March 2006 Debenture. In connection with this financing, we issued to Cornell Capital five year warrants with the following exercise prices: 1,250,000 at $1.00 per share, 1,250,000 at $1.15 per share, 1,250,000 at $1.30 and 1,250,000 at $1.45. The two warrants with exercise prices of $1.00 and $1.25 were converted on October 20, 2006 [Note 12]. We later reduced the exercise prices of the remaining two warrants to $0.50 per share in August 2007 and subsequently to $0.30 per share in March 2008 as described below. We have separately filed a registration statement including these shares with the Securities and Exchange Commission.

On November 10, 2006, we entered into a Securities Purchase Agreement (the "November SPA") with Cornell Capital pursuant to which we issued a secured convertible debenture to Cornell Capital in the principal amount of $2,750,000 (the "November 2006 Debenture"). The November 2006 Debenture matures 36 months after issuance and accrues interest at 8% per year which, upon issuance of the November 2006 Debenture, was payable in shares of our common stock at the lower of $0.50 per share (the "Fixed Conversion Price") or 95% of the lowest daily volume weighted average price of our common stock ("Fair Market Value") for the 30-day period prior to the interest payment due date, representing the conversion price in effect for such debenture. We later reduced the Fixed Conversion Price for the November 2006 Debenture to $0.50 per share in August 2007 and subsequently to $0.30 per share in March 2008 as described below.

Upon issuance, the November 2006 Debenture was convertible at Cornell Capital's option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the fair market value of our common stock for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the November 2006 Debenture. We are required to register the shares issuable upon conversion of the November 2006 Debenture and the warrants issued in connection therewith within 45 days of our receipt of a written request from Cornell Capital to register such shares. Cornell Capital's conversion right under the November 2006 Debenture is subject to certain limitations including that Cornell Capital may not convert the November 2006 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.99% of our then outstanding common stock. Effective May 10, 2007, Cornell Capital agreed to limit its resales of our common stock acquired under the November 2006 Debenture to no more than $250,000 for a period of 30 days if our common stock falls below $1.45 per share for five consecutive trading days (the "Resale Limitation"). The Resale Limitation would not apply upon an event of default as defined in the November 2006 Debenture, if waived in writing by us, or to private resales by Cornell Capital. We are required pursuant to the November 2006 Debenture to reserve a total of 20% of the maximum number of shares that may be owned by persons who are not U.S. citizens as determined in accordance with U.S. Department of Transportation regulations for issuance pursuant to the November 2006 Debenture. Pursuant to the November SPA, we issued to Cornell Capital warrants to purchase a total of 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants). We later reduced the exercise prices of these warrants to $0.50 per share in August 2007 and subsequently to $0.30 per share in March 2008 as described below.

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

On March 30, 2007, we entered into a Securities Purchase Agreement (the "March 2007 SPA") with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $1,100,000 (the "March 2007 Debenture"). Upon issuance, the March 2007 Debenture was convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The March 2007 Debenture was originally repayable as of June 30, 2007; however, the maturity date was extended to September 30, ,2007 in light of our inability to complete a financing of at least $1.1 million prior to the original maturity date. YA has agreed in principle to an additional extension of the maturity date for this debenture through the earlier of September 30, 2008 or the closing date of the next equity financing completed by us resulting in not less than $5.0 million in gross proceeds. The debentures accrue interest at 12% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. Pursuant to the March 2007 Debenture, the interest rate under the debentures increased by two percent per month through and until September 30, 2007. We used the proceeds received in this financing for working capital. On October 17, 2007, we repaid a total of $255,162 in principal, plus $85,710 of accrued interest payable under the March 2007 Debenture.

Pursuant to the March 2007 SPA, we issued warrants to Cornell Capital to purchase a total of 155,481 shares of our common stock with the following exercise prices: $1.15 per share (as to 47,827 warrants); $1.35 per share (as to 40,741 warrants); $1.55 per share (as to 35,484 warrants); and $1.75 per share (as to 31,429 warrants). We later reduced the exercise prices of these warrants to $0.50 per share in August 2007 and subsequently to $0.30 per share in March 2008 as described below. The warrants are exercisable for a period of five years. We entered into an amended security agreement with Cornell Capital pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debentures issued by us to Cornell Capital.

On May 14, 2007, we entered into a Securities Purchase Agreement with Cornell Capital (the "May 2007 SPA") pursuant to which we issued convertible debentures in the principal amount of $500,000 (the "May 2007 Debenture"). Upon issuance, the May 2007 Debenture was convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The May 2007 Debenture was repayable as of July 14, 2007. The debentures accrued interest at 18% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. On October 17, 2007, we repaid the May 2007 Debenture in full.

Pursuant to the May 2007 SPA, we issued warrants to Cornell Capital to purchase a total of 99,144 shares of our common stock with the following exercise prices:
$1.00 per share (as to 31,250 warrants); $1.20 per share (as to 26,042 warrants); $1.40 per share (as to 22,321 warrants); and $1.60 per share (as to 19,531 warrants). The warrants are exercisable for a period of five years. We later reduced the exercise prices of these warrants to $0.50 per share in August 2007 and subsequently to $0.30 per share in March 2008 as described below. We entered into an amended security agreement with Cornell Capital pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debentures issued by us to Cornell Capital.

On August 24, 2007, we entered into a Securities Purchase Agreement with YA (the "August 2007 SPA") pursuant to which we issued convertible debentures in the principal amount of $800,000 (the "August 2007 Debenture"). Upon issuance, the August 2007 Debenture was convertible at the option of YA any time up to maturity at a conversion price equal to the lesser of $0.50 or 80% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the conversion date. The August 2007 Debenture was repayable as of October 24, 2007 and accrued interest at 18% per year payable in cash. We repaid the August 2007 Debenture in full on October 17, 2007.

Pursuant to the August 2007 SPA, we issued warrants to YA to purchase a total of 2,745,375 shares of our common stock with the exercise prices of $0.50 per share (as to 1,045,375 warrants) and $0.01 per share (as to 1,700,000 warrants). The warrants are exercisable for a period of five years. In March 2008, we reduced the exercise price of such warrants to $0.30 per share as described below. We entered into an amended security agreement with YA pursuant to which we continued the security interest of YA in all our assets which we granted in connection with the original debentures issued by us to YA.

As a condition to closing the August 2007 Debenture Transaction, YA and certain of our bridge lenders (the "Bridge Lenders") entered into a Subordination Agreement providing that payment by us of the bridge loans made by the Bridge Lenders in the aggregate amount of $500,000 shall be subordinate to our repayment of all indebtedness owed to YA. In consideration of the Bridge Lenders' agreement to subordinate repayment of their loans, we agreed to amend the exercise price of 312,500 warrants issued to the Bridge Lenders from $0.50 to $0.01 per share. In addition, the maturity date of the Bridge Lenders' loans was extended to October 31, 2007. We repaid these bridge loans in full in October 2007. As an additional condition to closing the August 2007 Debenture transaction, our five most senior executive officers (collectively, "Management") purchased shares of our common stock at a purchase price of $0.52 per share (the "Common Stock Purchase"). In addition, Management agreed to reduce their salaries by 20% until such time as the August 2007 Debenture and debentures previously issued by us to YA in the aggregate principal amount of $1,600,000 are repaid in full (collectively, the "YA Bridge Loans"), which was extended in March 2008 by each Management member to a total repayment to YA of not less than $6,250,000 . After we make such repayments, Management's salaries will be reinstated in full, and all unpaid salary amounts will be issued to Management in the form of shares of our common stock at a price equal to the greater of the volume weighted average price of our common stock as quoted by Bloomberg, LP on the day prior to the repayment date of the YA Bridge Loans or $0.50 per share. Each Management member has the option, however, to receive payment of such unpaid salary in cash to the extent of such Management member's contribution to the Common Stock Purchase once the total indebtedness owed by us to YA is reduced by $6.25 million or more.

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

In valuing the terms of the March 2006 Debenture, the November 2006 Debenture, the March 2007 Debenture, the May 2007 Debenture and the August 2007 Debenture in accordance with SFAS No. 133, we elected to value the debenture using the Black Scholes-Merton model. The effect of this valuation was the creation of a long-term derivative liability of $3,724,718 for the March 2006 Debenture, $80,140 for the November 2006 Debenture, $5,449 for the March 2007 Debenture, $5,271 for the May 2007 Debenture and $1,215,504 related to the August 2007 Debenture, which was recorded as a long-term derivative liability and as discounts to the corresponding debt. These discounts are being amortized over the respective 36 month lives of the March 2006 Debenture and the November 2006 Debenture, the six month life of the March 2007 Debenture and the two month life of the May 2007 Debenture and August 2007 Debenture. The long-term derivative liability is periodically revalued using the Black-Scholes-Merton model. For the years ended December 31, 2007 and 2006 we recorded changes in fair value of derivative liability of $3,109,016, and $2,765,581, respectively, in the Statement of Operations.

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

In light of the 2007 Bridge Loans and in accordance with the terms of the Prior Warrants, we issued amended and restated warrants to YA providing for the issuance of up to an aggregate of 8,407,400 shares of our common stock at an exercise price of $0.50 per share, reflecting an increase of 3,152,775 shares issuable pursuant to such warrants. In March 2008, we amended the exercise price of such warrants to $0.30 per share as described below.

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

On June 15 and June 20, 2007, respectively, we entered into Convertible Note Purchase Agreements with two investors (the "Investors"), pursuant to which we issued a total of $250,000 in principal amount of convertible notes (the "Notes"). In connection with these financings, we also issued to the Investors warrants (the "Warrants") to purchase an aggregate of 312,500 shares of our common stock as an inducement to enter into the transactions. The Warrants contain an exercise price of $0.50 per share and are exercisable for a period of five years. In August, 2007, we agreed to reduce the exercise price of 156,250 warrants to $0.01 per share in partial consideration for such lenders' agreement to subordinate repayment of their loans to YA. In addition, in October 2007, we agreed to issue to one lender an additional 250,000 warrants and 150,000 shares in partial consideration of such lender's agreement to subordinate repayment of its loan to YA, and we agreed to issue 146,917 shares of stock to the other lender in partial consideration of such lender's agreement to subordinate repayment of its loan to YA. In October 2007, we received notice that one Investor elected to convert its Note in full, plus accrued interest totaling $155,795 into a total of 519,315 shares of common stock, and we repaid the other
Note in full.

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

Between July and August 2007, we completed bridge loan transactions with certain investors pursuant to which we issued promissory notes totaling $522,000 in principal that are convertible into shares of our common stock at a price of $0.50 per share (the "2007 Bridge Loans"). In connection with the 2007 Bridge Loans, we issued to such investors warrants to purchase up to 491,950 shares of our common stock with an exercise price of $0.50 per share. In November 2007, we amended the exercise price of 245,975 of such warrants to $0.01 per share in consideration of such lenders' agreement to subordinate repayment of the 2007 Bridge Loans to YA. In light of these transactions and in accordance with the terms of the Debentures then held by YA, we amended the terms of the such Debentures to provide for a conversion price equal to the lesser of $0.50 per share or 95% of the Fair Market Value of our common stock, which was later amended in March 2008 to the lesser of $0.50 per share or 95% of the Fair Market Value of our common stock. We repaid the 2007 Bridge Loans on October 17, 2007.

Future principal repayment as of December 31, 2007 is as follows:

YEAR ENDING
DECEMBER 31,
    2008                                                       844,838
    2009                                                     8,650,000
    Thereafter                                                  --
                                                     ------------------

    TOTAL                                            $       9,494,838
                                                     ==================

(12) SECURITIES OFFERINGS

PRIVATE PLACEMENT WITH INTERNATIONAL FINANCIAL ADVISORS, K.S.C.C. - On October 17, 2007, the Company received gross proceeds of $6,600,000 in a private placement transaction with International Financial Advisors, K.S.C.C. ("IFA") pursuant to a Securities Purchase Agreement dated October 15, 2007 (the "SPA") and entered into on October 17, 2007. In accordance with the terms of the SPA, we issued to IFA 8,000,000 shares of our common stock, par value $0.001 per share ("Common Stock"), plus warrants to purchase an additional 14,000,000 shares of Common Stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance. As an inducement to enter into the SPA, we also agreed to issue to IFA warrants to purchase an additional 14,700,000 shares of Common Stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance. The 8,000,000 shares of common stock issued to IFA are non-voting due to U.S. Department of Transportation regulations limiting the amount of ownership of U.S. Helicopter (a domestic airline) by foreign persons. To the extent that the shares may become voting shares in the future, they will not become so if it would result in non-U.S. citizens holding more than 24.99% of the voting stock or 49.9% of our total outstanding shares.

Our completion of the SPA financing with IFA required that we repay certain bridge loans owed to YA. As agreed upon between YA and us, we paid YA a total of approximately $1,700,000 out of the gross proceeds received by us in connection with the SPA. As a result of this repayment, convertible debentures issued by us to YA on August 24, 2007 (in the principal amount of $800,000) and May 14, 2007 (in the principal amount of $500,000), inclusive of interest, were repaid in full, and we repaid a total of approximately $340,000 in connection with a convertible debenture issued by us to YA on March 30, 2007 (in the principal amount of $1,100,000), leaving a total of approximately $845,000 due and owing under such debenture as of October 17, 2007.

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

On October 20, 2006, the Company issued a total of 2,500,000 shares of common stock in connection with a notice of exercise of certain Cornell Warrants received from Cornell Capital on such date. In connection with this agreement, the Company issued additional warrants to purchase up to 500,000 shares of the Company's common stock with the following exercise prices: $1.20 per share (as to 125,000 warrants); $1.35 per share (as to 125,000 warrants); $1.50 per share (as to 125,000 warrants); and $1.65 per share (as to 125,000 warrants). We amended the exercise price of these warrants to $0.30 per share in March 2008 as described below.

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

During 2006, holders of 53,800 Units converted their preferred shares into 238,096 of our common shares. During the second quarter of 2007, holders of 9,400 Units converted their preferred shares into 61,951 shares of our common stock. At December 31, 2007, there were no preferred shares outstanding. Our Series A Preferred Stock is the only class of preferred stock authorized for issuance by us as of September 30, 2007.

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

Under the terms of the SEDA, the investor will receive a fee equal to 5% of the gross proceeds received by us pursuant to the SEDA. The SEDA has a term of 2 years from the Effectiveness of the SEDA registration. We are required to register the SEDA shares under the Securities Act of 1933 prior to any sales of our common stock under the SEDA, which has not occurred as of the date of filing this report.

On April 8, 2005, we entered into an Amended and Restated Standby Equity Distribution Agreement (the "New SEDA"). The New SEDA increased the total amount of stock available for purchase from $10 million to $11 million and the maximum size of each advance was increased from $250,000 to $300,000. Under the New SEDA the maximum advances over each period of 30 days is $1,200,000.

(13) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - To establish our executive offices, we entered into a three year operating lease for real property, which expired on August 16, 2007 (as amended), at a rate of approximately $780 per month. We remain a tenant on a monthly basis.

Effective February 1, 2006, we entered into an agreement to use an additional 1,590 square feet of space at the DMH as our passenger facility. The term of the agreement expired August 16, 2007, which corresponded to the expiration of the Port Authority's agreement with the City of New York for the DMH. The lease between the Port Authority and the City of New York has not been extended and we remain a tenant on a monthly basis. The monthly rental for the space is $6,360. In addition, we agreed to pay the Port Authority an additional fee of $8,333 per month, which may increase based on the gross receipts we earn from DMH departing flights. We do not anticipate any additional fee payments over the next 12 months.

On February 8, 2006, we entered into a one year lease agreement for office and hangar space for our operations base. Monthly rent is approximately $16,000. We accounted for this rent expense as paid, since the difference in accounting on a straight-line basis is immaterial. We also agreed to issue 20,000 shares of our common stock to the lessor. We renewed this lease in 2007 with the lessor for one year, with renewal options, at a monthly rent of approximately $17,000 per month.

On December 1, 2006, we entered into a three year lease agreement for office space in Cranford, New Jersey. Monthly rent for this facility is $4,732 for the first year of the lease, $4,845 for the second year of the lease and $4,957 for the third year of the lease.

Total rental expense was $541,513 and $369,645 for the years ended December 31, 2007 and 2006, respectively.

We entered into a three year operating lease for a helicopter, which expires on October 31, 2008, at a monthly lease rate of $31,500 per month. There are no purchase or renewal options, although we expect to begin renewal discussions in the near second quarter of 2008. Effective November 1, 2005, we secured a Technical Support Agreement to provide us with certain exchange components, spare parts, and technical support for the equipment for the length of the lease term.

In 2005 and 2006, we entered into separate five year operating leases for three Sikorsky S-76 helicopters with a different lessor. These leases expire five years after the commencement of the leases or upon redelivery to the lessor. Rent on two of the helicopters is payable at the monthly rate of $35,834 per month and at a monthly rate of $45,417 for the third helicopter. Each lease provides that the lessor will finance up to $200,000 per helicopter towards the costs of shipping and modification; the amortization of this amount is included in the lease payment. The net effect of this is the Deferred Charges balance of $376,746, which amount will be amortized as a reduction in the rental expense over the life of each lease. There are no purchase or renewal options. In connection with these leases, we entered into a Technical Support Agreement ("Support Agreement") where we will pay a set rate per flight hour, subject to price escalation, to cover all of the helicopter's major maintenance costs.

Minimum future lease rent payments as of December 31, 2007 were:

YEAR ENDING
DECEMBER 31,
    2008                                             $ 1,946,660
    2009                                               1,446,547
    2010                                               1,405,020
    2011                                                 253,336
    Thereafter                                             --
                                                     -----------

    TOTAL MINIMUM FUTURE LEASE PAYMENTS              $ 5,101,56
                                                     ===========

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

(14) RELATED PARTY TRANSACTIONS

Donal McSullivan, Senior Vice President and Chief Marketing Officer, and John Capozzi, Marketing and Business Development Advisor and Director, have provided certain consulting services to the Company from its inception. In connection with the provision of such consulting services, they had an agreement with the Company (the "Marketing Services Agreement") to jointly receive 10% of the proceeds of any financings arranged with Cornell Capital and certain other investors. As of the date of this report, they have received $832,500 of the proceeds of the transactions with Cornell Capital and certain other investors plus warrants to purchase up to 600,000 shares of the Company's common stock. On January 17, 2007, we entered into a Settlement Agreement and Release with respect to the Marketing Services Agreement. In exchange for a full termination of the Marketing Services Agreement, we agreed to the following: (i) a payment of $50,000 to each of Mr. Capozzi and Mr. McSullivan upon the signing of the settlement agreement; (ii) a payment of $99,985 to each of Mr. Capozzi and Mr. McSullivan as of March 15, 2007; and (iii) the issuance of warrants to purchase

300,000 and 200,000 shares to Mr. Capozzi and Mr. McSullivan, respectively, with an exercise price of $0.05 per share and a term of five years. As of the date of this report, we have not made the payment described in (ii) or issued the warrants described in (iii). In connection with the May 2007 Debenture financing, we have agreed to not make such payment until we receive at least $10 million in financing transactions and our Board reasonably believes we will have sufficient capital to finance operations for the 12 months following such financing.

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

(15) INCOME TAXES

We have approximately $3,894,000 of unamortized capitalized pre-operating costs that have not been deducted for tax purposes at December 31, 2007. These deductions are being applied against future taxable income in the sixty month period following the commencement of operations.

These future deductions were recorded by us as deferred tax assets totaling approximately $1,558,000 at December 31, 2007. As the effective utilization of this deferred tax asset is dependant on future taxable profits, a valuation allowance of approximately $1,558,000 was recorded at December 31, 2007, leaving a net deferred tax asset of $-0- for all periods presented. The valuation allowance decreased by $370,000 in 2007.

We have approximately $24,100,000 of net operating losses ("NOLS") that have not been used for tax purposes as of December 31, 2007. These NOLS expire twenty years following the year in which the loss occurred. Our NOLS begin expiring in 2023.

(16) STOCK OPTIONS ISSUED UNDER 2004 STOCK INCENTIVE PLAN AND 2007 STOCK INCENTIVE PLAN

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

On November 1 2007, we issued options to purchase a total of 350,000 shares of our common stock for $0.53 per share under our 2007 Stock Incentive Plan. On December 4, 2007, we issued options to purchase a total of 3,200,000 shares of our common stock for $0.40 per share.

We recorded $602,528 and $170,599 in the years ending December 31, 2007 and 2006, respectively in recognition of the cost of the options issued in 2007 and 2006.

The following is a summary of options outstanding:

                                              WEIGHTED AVERAGE      EXERCISE
                                              NUMBER OF SHARES       PRICE
                                              ----------------    ------------
Outstanding at December 31, 2004                   812,000         $   0.50
Granted                                             70,000             0.50
Exercised                                             --                 --
Forfeited                                             --                 --
                                                ----------         ----------
Outstanding at December 31, 2005                   882,000         $   0.50
                                                ==========         ==========
                                                   576,000       $ 0.50 - $1.40
Granted
Exercised                                             --                 --
Forfeited                                          (70,000)            0.50
                                                ----------         ----------
Outstanding at December 31, 2006                 1,388,000       $ 0.50 - $1.40
                                                ==========         ==========
Granted                                          4,150,000       $ 0.40 - $1.05
Exercised                                             --         $ 0.53 - $1.40
Forfeited                                         (152,500)              --
                                                ----------         ----------
Outstanding at December 31, 2007                 5,385,520       $ 0.40 - $1.40
                                                ----------         ----------

                                                   At               At
                                           DECEMBER 31, 2007   DECEMBER 31, 2006
                                           -----------------   ---------------
Options Exercisable                              4,790,500           1,225,500
                                           =================   ===============

                                               Year Ended        Year Ended
                                              December 31,      December 31,
                                                  2007              2006
                                                  ----              ----
Weighted Average Fair Value of Options
  Granted During the Periods               $       602,528        $    170,559
                                           ===============        ============

As of December 31, 2007 the weighted average exercise price of all of our employee stock options is $0.561. The weighted average remaining contractual life is approximately 7.57 years.

As of December 31, 2007, the weighted average exercise price for our employee stock options which have vested is $0.635. The weighted average contractual life is approximately 7.43 years.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

                                                 YEARS ENDED DECEMBER 31,
                                                  2007              2006
                                                  ----              ----
Dividend Yield                                     --%                --%
Risk-Free Interest Rate                           4.75%             4.75%
Expected Life                                  10 years          10 years
Expected Volatility                               N/A               N/A

(17) SUBSEQUENT EVENTS-

On February 11, 2008, we entered into Convertible Note Purchase Agreements with two investors (the "Investors"), pursuant to which we issued a total of $50,000 in principal amount of convertible notes (the "Notes"). In connection with these financings, we also issued to the Investors warrants (the "Warrants") to purchase an aggregate of 30,000 shares of our common stock as an inducement to enter into the transactions. The Warrants contain an exercise price of $0.50 per share and are exercisable for a period of five years. The Notes accrue interest at the rate of 15% per annum. The Notes, together with accrued and unpaid interest, are convertible at the option of the holders into shares of our common stock at a conversion price equal to $0.25 per share and are repayable on or before the earlier of the date of the next financing completed by us other than a bridge loan financing, or the six month anniversary of the closing date of the Notes.

On February 21, 2008, we entered into a $300,000 bridge loan financing pursuant to a Convertible Note Purchase Agreement dated February 20, 2008 with one investor (the "Investor"), pursuant to which we issued a total of $300,000 in principal amount of convertible notes (the "Notes"). The Notes accrue interest at the rate of 10% per annum. The Notes, together with accrued and unpaid interest, are convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.25 per share and are repayable on or before the earlier of the date of the next financing completed by us other than a bridge loan financing, or the one year anniversary of the closing date of the Notes.

On March 14, 2008, we entered into a Securities Purchase Agreement (the "March 14, 2008 SPA") with YA pursuant to which we issued secured debentures in the principal amount of $608,000 (the "March 14, 2008 Debenture"). The March 14, 2008 Debenture was repayable on the earlier of (a) the closing date of the next financing to be completed by us, or (b) June 30, 2008, and accrues interest at 18% per year payable in cash. We used the proceeds received in this financing for working capital. Commissions to YA in connection with this transaction included monitoring, structuring and legal fees in the total amount of $30,000. We repaid the March 14, 2008 Debenture in full with proceeds received in the March 31, 2008 Debenture financing as described below.

On March 31, 2008 we entered into a Securities Purchase Agreement (the "March 31, 2008 SPA") with YA pursuant to which we issued convertible debentures in the principal amount of $1,250,000 (the "March 31, 2008 Debenture"). The March 31, 2008 Debenture bears interest at a rate of 18% per annum and is convertible into shares of our common stock at the option of YA any time up to maturity at a conversion price equal to the lesser of $0.30 or 80% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the conversion date. The March 31, 2008 Debenture is repayable as of the earlier of
(a) September 30, 2008 or (b) on the closing date of the next equity financing completed by us resulting in not less than $5.0 million in gross proceeds. We used approximately $613,000 of the proceeds received in connection with the March 31, 2008 Debenture to repay all amounts due and owing the March 14, 2008 Debenture. Pursuant to the March 31, 2008 SPA, we also issued warrants to YA to purchase a total of 2,783,333 shares of our common stock with an exercise price of $0.01 per share. The warrants are exercisable for a period of five years. Fees and expenses paid in connection with this transaction included a monitoring fee of $78,750 to Yorkville Advisors, LLC. We also paid structuring fees to Yorkville Advisors, LLC in the amount of $25,000.

As a condition to closing the March 31, 2008 Debenture transaction, YA and certain of our bridge lenders (the "Bridge Lenders") were required to enter into a Subordination Agreement providing that payment by us of the bridge loans made by the Bridge Lenders in the aggregate amount of $350,000 shall be subordinate to our repayment of a total of $6,250,000 of indebtedness owed to YA.

As an additional condition to closing the March 31, 2008 Debenture transaction, our five most senior executive officers (collectively, "Management") agreed to continue pre-existing reductions of their salaries by 20% until such time as we repaid a total of $6,250,000 from proceeds to be received by us in an institutional private placement (the "YA Repayment"). After we make such repayments, Management's salaries may be reinstated in full, and all unpaid salary amounts may be issued to Management in the form of shares of our common stock at a price equal to the greater of the volume weighted average price of our common stock as quoted by Bloomberg, LP on the day prior to the YA Repayment or $0.50 per share. Each Management member has the option, however, to receive payment of such unpaid salary in cash once the total indebtedness owed by us to YA is reduced by $6.25 million or more.

On March 31, 2008, we amended the terms of three secured convertible debentures previously issued to YA on March 31, 2006 (in the remaining principal amount of $5.9 million), November 3, 2006 (in the principal amount of $2.75 million) and March 30, 2007 (in the remaining principal amount of $844,836) (collectively, the "Prior Debentures"). The Prior Debentures contained conversion prices equal to the lesser of $0.50 per share or 95% of the lowest daily volume weighted average price of our common stock for the 30 days prior to the notice of exercise ("Fair Market Value"), and provided for an adjustment in the conversion price in the event that we completed a financing whereby the price per share of our common stock (or its equivalent on an as-converted basis) was less than the conversion price of the Prior Debentures. As required by the terms of the Prior

Debentures and in light of prior financings completed by us, we amended the terms of the Prior Debentures to provide for a conversion price equal to the lesser of $0.30 per share or 95% of the Fair Market Value of our common stock.

In addition, on March 31, 2008, we amended certain warrants previously issued to YA in connection with certain convertible debenture financings to purchase up to an aggregate of 9,452,774 shares of our common stock (the "Prior Warrants"). The Prior Warrants contained an exercise price of $0.50 per share. The Prior Warrants provided for an adjustment in the exercise price and the number of shares issuable under the Prior Warrants in the event that we completed a financing whereby the price per share of our common stock (or its equivalent on an as-converted basis) was less than the exercise price of the applicable Prior Warrant. In light of prior financings completed by us and in accordance with the terms of the Prior Warrants, we amended the Prior Warrants to provide for an exercise price of $0.30 per share.

On March 25, 2008 we entered into a Securities Purchase Agreement (the "KH SPA") with Kuwait Holdings, KSC ("KH") and we received gross proceeds totaling $1,250,000. Pursuant to the KH SPA, we issued two warrants to purchase an aggregate of 6,950,000 shares of our common stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance (the "KH Warrants"). KH also received piggyback registration rights in connection with the shares of common stock issuable upon exercise of the KH Warrants.

During the first quarter of 2008, we received notice from a party affiliated with our aircraft lessor (the "Other Party") of the termination of our Support Agreement and an offer to provide a new technical services agreement (the "New Technical Services Agreement") covering the engines and major components on all aircraft. The Other Party has continued to support our aircraft for the items they propose to cover. Also during the first quarter of 2008, we signed a technical support agreement with another party to support the portions of our aircraft not covered by the New Technical Services Agreement. While there can be no assurance, we believe a replacement agreement can be signed to cover our aircraft at the coast and levels of coverage that was provided under the Technical Services Agreement.

In the first quarter of 2008 we signed a lease agreement for our fifth aircraft, which we expect to be delivered in the second quarter of 2008. The term of the lease is for three years, with renewal options. A deposit, as well as the first monthly rent payment, are due prior to delivery. On-going rent payments are due monthly thereafter. We have agreed to cover the aircraft's maintenance with a technical support agreement.