Form 10-Q
period 2008-03-31
U.S. Helicopter CORP
filed 2008-05-20
CIK 1309140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-Q

                            -----------------------

 (MARK ONE)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM              TO
                                       ------------    ------------

                        COMMISSION FILE NUMBER 001-32580

                            -----------------------

                           U.S. HELICOPTER CORPORATION
                       (NAME OF REGISTRANT IN ITS CHARTER)

                            -----------------------


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

                             -----------------------


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   |_|            Accelerated filer             |_|
Non-accelerated filer     |_|            Smaller reporting company     |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2008, 45,654,168 shares of common stock.

                           U.S. HELICOPTER CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2008

                                      INDEX

                                                                            PAGE
                          PART 1--FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS
                 Balance Sheet                                                 1
                 Statements of Operations                                      3
                 Statements of Stockholders Equity [Deficit]                   4
                 Statements of Cash Flows                                      5
                 Notes to Financial Statements                                 6
ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION                 29
ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                                  51
ITEM 4.          CONTROLS AND PROCEDURES                                      51
ITEM 4(T).       MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER
                 FINANCIAL REPORTING                                          52

                           PART II--OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS                                            53
ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  53
ITEM 3.          DEFAULTS UPON SENIOR SECURITIES                              53
ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          53
ITEM 5.          OTHER INFORMATION                                            53
ITEM 6.          EXHIBITS                                                     53

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. HELICOPTER CORPORATION
BALANCE SHEETS

                                                                    MARCH 31    DECEMBER 31
ASSETS:                                                              2008           2007
                                                                 -----------    -----------
                                                                 (unaudited)
CURRENT ASSETS:
  Cash                                                           $ 1,485,664    $   670,136
  Restricted Cash                                                    179,526        179,325
  Accounts Receivable                                                341,201        347,495
  Inventory                                                           42,177         45,032
  Prepaid Expenses                                                   188,547        150,820
  Other Current Assets                                               146,008        121,079
                                                                 -----------    -----------
    TOTAL CURRENT ASSETS                                           2,383,123      1,513,887
                                                                 -----------    -----------

PROPERTY AND EQUIPMENT:
  Leasehold Improvements                                           1,388,385      1,346,935
  Office Equipment                                                   173,963        167,564
  Less: Accumulated Depreciation                                    (728,639)      (658,808)
                                                                 -----------    -----------
PROPERTY AND EQUIPMENT - NET                                         833,709        855,691
                                                                 -----------    -----------

OTHER ASSETS:
  Deferred Financing Costs,
     Net of Accumulated Amortization of $31,222 and $2,096,949       252,352          9,852
  Deferred Offering Costs                                             50,211         45,421
  Deposits                                                           893,506        893,506
                                                                 -----------    -----------
    TOTAL OTHER ASSETS                                             1,196,069        948,779
                                                                 -----------    -----------
    TOTAL ASSETS                                                 $ 4,412,901    $ 3,318,357
                                                                 ===========    ===========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
BALANCE SHEETS


                                                                         MARCH 31,      DECEMBER 31,
                                                                           2008            2007
                                                                      ------------    ------------
                                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' [DEFICIT]:
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                               $  4,235,447    $  3,699,705
  Note Payable, net of discount of $4,634,732 and $-0-                   3,710,106         844,838
  Derivative Liability                                                   2,453,985            --
  Deferred Salary and Taxes Payable                                          9,081           9,081
  Accrued Salary and Taxes Payable                                         157,494          83,375
  Air Traffic Liability                                                    212,663         190,685
                                                                      ------------    ------------

  TOTAL CURRENT LIABILITIES                                             10,778,776       4,827,684

LONG-TERM DEBT - NET OF DISCOUNT OF $2,042,158 AND $3,669,308              707,842       4,980,692

LONG-TERM DERIVATIVE LIABILITY                                           2,158,754       1,572,661

DEFERRED CHARGES                                                           346,241         376,746
                                                                      ------------    ------------

  TOTAL LIABILITIES                                                     13,991,613      11,757,783
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                 --              --
                                                                      ------------    ------------

STOCKHOLDERS' [DEFICIT]:
  Convertible Series A Preferred Stock, $0.001 Par Value; 1,500,000
    Shares Authorized; -0- Shares Issued and Outstanding                      --              --

  Common Stock, $0.001 Par Value; 95,000,000 Shares Authorized;
    45,554,171 and 45,554,171 Issued and Outstanding                        45,554          45,554

  Additional Paid In Capital                                            21,467,778      19,929,875

  Deferred Equity Compensation                                            (176,156)        (37,490)

  Accumulated Deficit                                                  (30,915,888)    (28,377,365)
                                                                      ------------    ------------

  TOTAL STOCKHOLDERS' [DEFICIT]                                         (9,578,712)     (8,439,425)
                                                                      ------------    ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' [DEFICIT]                       $  4,412,901    $  3,318,357
                                                                      ============    ============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
STATEMENTS OF OPERATIONS (unaudited)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                      2 0 0 8        2 0 0 7
                                                   ------------    ------------


REVENUES                                           $    810,326    $    296,726
                                                   ------------    ------------

EXPENSES:

   Payroll                                              864,137         975,021
  Payroll Taxes and Benefits                            155,297         146,442
  Crew Costs and Other                                   73,689         177,510
  Substitute Service/Interrupted Passenger                  443             867
  Maintenance                                           171,798         342,999
  Fuel                                                  107,377         122,518
  Aircraft and Traffic Servicing                        182,289         153,195
  Other Taxes                                             1,352           3,846
  Professional Fees                                     351,378         383,357
  Insurance                                             136,302         215,580
  Office Expense                                         58,384          60,009
  Website and Website Design                              3,500           4,930
  Travel                                                 11,747          11,012
  Rent                                                  145,549         131,241
  Lease Expense - equipment                             467,703         474,773
  Reservation Expense                                   104.487          61,061
  Advertising                                            35,023         292,918
  Licenses and Fees                                         960           5,465
  Depreciation and Amortization                          69,831         110,227
                                                   ------------    ------------

  TOTAL EXPENSES                                      2,941,246       3,670,971
                                                   ------------    ------------

  OPERATING (LOSS)                                   (2,130,921)     (3,374,245)

OTHER INCOME (EXPENSE):
  Interest Income                                         1,717          11,632
  Interest Expense                                     (230,137)       (190,888)
  Amortization of Deferred Financing Costs              (31,222)       (100,992)
  Change in Fair Value of Derivative                    306,464          23,927
  Amortization of Debt Discount                        (454,424)       (228,853)
                                                   ------------    ------------

  NET OTHER INCOME (EXPENSE)                           (407,602)       (485,174)
                                                   ------------    ------------

    Deduct: Preferred Stock Dividend                       --              --
                                                   ------------    ------------

  NET (LOSS) APPLICABLE TO COMMON SHAREHOLDERS     $ (2,538,523)   $ (3,859,419)
                                                   ============    ============

  NET (LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                              $       (.06)   $       (.11)
                                                   ============    ============

  WEIGHTED AVERAGE NUMBER OF SHARES                  45,554,171      35,467,431
                                                   ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]


                                               PREFERRED                     COMMON STOCK
                                                 STOCK
                                                                                                    PAID-IN
                                          SHARES       AMOUNT           SHARES        AMOUNT        CAPITAL
                                    ------------    ------------    ------------   ------------   ------------

Balance at January 1, 2008                  --              --        45,554,171   $     45,554   $ 19,929,875

Issuance of stock options,
  warrants and restricted
  stock awards                              --              --              --             --          199,420
Amortization of deferred
  equity compensation                       --              --              --             --             --
Issuance of debt with
  beneficial conversion
  feature and warrants                      --              --              --             --          115,464
Issuance of warrants for cash               --              --              --             --        1,250,000
Offering Costs related to
  warrant issuance                          --              --              --             --          (26,981)
Net Loss                                    --              --              --             --             --
                                    ------------    ------------    ------------   ------------   ------------
Balance at March 31, 2008
  (unaudited)                               --              --        45,554,171   $     45,554   $ 21,467,778
                                    ============    ============    ============   ============   ============








                                   DEFERRED EQUITY
                                    COMPENSATION        DEFICIT            TOTAL
                                    ------------    ---------------    ------------

Balance at January 1, 2008          $    (37,490)   $ (28,377,365)     $(8,439,426)

Issuance of stock options,
  warrants and restricted
  stock awards                          (183,817)              --           15,603
Amortization of deferred
  equity compensation                     45,151               --           45,151
Issuance of debt with
  beneficial conversion
  feature and warrants                      --                 --          115,464
Issuance of warrants for cash               --                 --        1,250,000
Offering Costs related to
  warrant issuance                          --                 --          (26,981)
Net Loss                                    --         (2,538,523)      (2,538,523)
                                    ------------    ---------------    ------------
Balance at March 31, 2008
  (unaudited)                       $   (176,156)   $ (30,915,888)    $ (9,578,712)
                                    ============    =============     ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


U.S. HELICOPTER CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)

                                                     THREE MONTHS ENDED MARCH 31
                                                       2 0 0 8         2 0 0 7
                                                     -----------    -----------
OPERATING ACTIVITIES:
  Net (Loss)                                         $(2,538,523)   $(3,859,419)
  Adjustments to Reconcile Net (Loss)
    to Net Cash (Used for) Operating Activities:
      Depreciation Expense                                69,831        110,227
      Amortization of Deferred Financing Costs            31,222        110,992
      Recognition of Deferred Income                     (30,505)       (30,169)
      Change in Fair Value of Derivative Liability      (306,464)       (18,478)
      Amortization of Debt Discount                      454,424        223,404
      Amortization of Deferred Equity Compensation        45,151        100,293
      Fees paid for Services - Noncash                    15,604        279,156
    Changes in Assets and Liabilities:
      (Increase) Decrease in:
        Accounts Receivable                                6,294        (32,890)
        Prepaid Expenses, and Other Current Assets       (59,801)       (40,068)
        Restricted Cash                                     (201)        (1,097)
        Deposits                                             (--)       (60,467)
      Increase (Decrease) in:
        Accounts Payable and Accrued Liabilities         631,839        732,922
                                                     -----------    -----------
  NET CASH - OPERATING ACTIVITIES                     (1,681,129)    (2,495,594)
                                                     -----------    -----------

INVESTING ACTIVITIES:
  Acquisition of Property and Equipment                  (47,849)      (153,815)
                                                     -----------    -----------

FINANCING ACTIVITIES:
  Proceeds From Short-Term Debt                        1,830,000      1,100,000
  Payment of Short-Term Debt                            (230,000)          --
  Release of Restricted Cash                                --             --
  Proceeds from Sale of Common Stock/Warrants          1,250,000             75
  Payment of Financing Costs                            (273,722)       (59,000)
  Payment of Offering Costs                              (31,772)          --

  NET CASH - FINANCING ACTIVITIES                      2,544,506      1,041,075
                                                     -----------    -----------

  NET (DECREASE) INCREASE IN CASH                        815,528     (1,608,334)
                                                     -----------    -----------

CASH - BEGINNING OF PERIODS                              670,136      2,620,540
                                                     -----------    -----------

  CASH - END OF PERIODS                              $ 1,485,664    $ 1,012,206
                                                     ===========    ===========
  Cash paid during the periods for:
    Interest                                         $    12,460    $     2,630
    Income Taxes                                     $      --      $      --

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter of 2008, the Company entered into a consulting agreement and issued 75,000 shares of restricted stock and 1,132,500 warrants to purchase common stock. The restricted stock and warrants were valued at a fair value of approximately $184,000 and were recognized as Deferred Equity
Compensation in the Balance Sheet. For the three months ended March 31, 2008, approximately $7,700 of consulting services were amortized in connection with the service term of the agreement.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of normal recurring nature. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

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

Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market and other markets will require additional capital. As of March 31, 2008, we had $1,485,665 in cash. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with our current cash and expected revenues from operations. We have recently entered into a number of financing transactions (see Notes 11 and 12 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.

We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. During the next twelve months, we anticipate that we will need approximately $10.0 million of working capital (inclusive of capital expenditures), $12.0 million of lease financing, and $8.3 million to repay debt including $5.9 million of Convertible Debentures due on March 31, 2009.

Such capital is expected to come from helicopter lease financing and the sale of equity or debt securities. As of the date of this report, we are in discussions with financing sources for helicopter operating lease financing. We believe that if we are successful in raising approximately $30.3 million through $12 million of operating lease financing and $18.3 million of some combination of debt and equity financings, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital improvements over the next 12 months. There can be no assurances, however, that we will be able to complete such financings on terms favorable to us or at all.

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

CASH EQUIVALENTS - We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. We had no cash equivalents at March 31, 2008 and December 31, 2007.

RESTRICTED CASH - We had restricted cash of $179,526 and $179,325 at March 31, 2008 and December 31, 2007. Our restricted cash related to a cash deposit securing a letter of credit we were required to post.

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

We maintain our cash and cash equivalents in accounts with major financial institutions in the United States in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of March 31, 2008 and December 31, 2007, we had approximately $162,234 and $906,868, in deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

We generally do not require collateral related to our financial instruments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the fact that most customers pay for the flights in advance of the flights. The allowance for doubtful accounts as of March 31, 2008 and December 31, 2007 was $0 and $0, respectively. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," require the disclosure of fair values for all financial statements, both on- and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of March 31, 2008 and December 31, 2007.

PROPERTY AND EQUIPMENT - We record our property and equipment at cost less accumulated depreciation. For financial reporting purposes, we use the straight-line method to compute depreciation based upon estimated useful lives of two to five years for flight equipment and one to seven years for other equipment. Leasehold improvements are amortized over the shorter of the related lease term or the estimated life of the improvements. Equipment under capital leases are amortized over the lease term and such amortization is included in the depreciation of property and equipment. Upon selling or otherwise disposing of property and equipment, we remove cost and accumulated depreciation from the accounts and reflect any resulting gain or loss in earnings. Depreciation and amortization totaled $69,831 and $110,227 for the three months ended March 31, 2008 and 2007, respectively.

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

REVENUE RECOGNITION - We recognize revenue when transportation has been provided, including scheduled passenger and charter services. Some charter services provided during the year ended December 31, 2006 have become part of our scheduled routes in the year ended December 31, 2007 [and the period ended March 31, 2008?].

We had revenue for the three months ended March 31, 2008 and 2007 as follows (no adjustments have been made for former charter flights which have become part of our scheduled service):


                                   2 0 0 8               2 0 0 7
                                   -------               -------
Scheduled Passenger           $         711,827     $          179,964
Charter                                  92,263                111,873
Miscellaneous                             6,236                  4,889
                              ------------------    -------------------
Totals                        $         810,326     $          296,726
                              ==================    ===================

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 could have a material effect on the Company's financial reporting but currently the effect is indeterminable.

In December 2007, the FASB issued SFAS No. 160. "Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

(4) DEPOSITS

We had deposits of $893,506 at March 31, 2008 and December 31, 2007. Deposits are principally related to our leasing of four helicopters and a deposit we placed with a manufacturer for the purchase of four new helicopters.

(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

We had accounts payable and accrued expenses of $4,235,447 and $3,699,701 at March 31, 2008 and December 31, 2007, broken down as follows:

                                                          MARCH         DECEMBER
                                                           31,            31,
                                                         2 0 0 8        2 0 0 7
                                                       ----------     ----------
Professional Fees                                      $  502,403     $  446,191

Reservations Service                                      250,478        213,857
Advertising                                                59,088         26,638
Maintenance                                               679,221        630,625
Insurance                                                 133,070        162,569
Interest                                                1,315,230      1,103,853
Deferred Financing Costs                                  241,595        199,970
Training                                                  151,075        148,075
Lease Expense                                             435,044        467,558
Other Accounts Payable and Accrued Expenses               468,243        300,368
                                                       ----------     ----------
    TOTALS                                             $4,235,447     $3,699,705
                                                       ==========     ==========

(6) AIR TRAFFIC LIABILITY

We had air traffic liability of $212,663 and 190,685 at March 31, 2008 and December 31, 2007, respectively. Air traffic liability refers to tickets we have sold where the passenger has not yet used the ticket to fly. These include seats sold for scheduled future flights and tickets not used for flights which have already occurred. This excludes seats which have been sold to our partners for future flights for which they have not been invoiced.

(7) OFFICERS PAYROLL

Effective April 16, 2004, U.S. Helicopter entered into a five-year employment agreement with John G. Murphy. Mr. Murphy is employed as the President and Chief Executive Officer of U.S. Helicopter. Mr. Murphy's annual salary is $225,000. Payment of Mr. Murphy's salary commenced on August 9, 2004. Mr. Murphy deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11] and the March 31, 2008 Debenture [Note 11], Mr. Murphy, as one of our five most senior executive officers, agreed to reduce his salary by 20% until such time as we repaid a total of $6,250,000 to YA from proceeds to be received from an institutional private placement (see below).

George J. Mehm, Jr. is employed as the Senior Vice President, Treasurer and Chief Financial Officer of U.S. Helicopter. Mr. Mehm's annual salary is $130,000. Payment of Mr. Mehm's salary commenced on August 9, 2004. Effective December 4, 2007, U.S. Helicopter approved an extension of Mr. Mehm's previous employment agreement through December 31, 2009. Mr. Mehm deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11] and the March 31, 2008 Debenture [Note 11], Mr. Mehm, as one of our five most senior executive officers, agreed to reduce his salary by 20% until such time as we repaid a total of $6,250,000 to YA from proceeds to be received from an institutional private placement (see below).

Donal McSullivan is employed as the Senior Vice President and Chief Marketing Officer of U.S. Helicopter. Mr. McSullivan's annual salary is $130,000. Payment of Mr. McSullivan's salary began on August 9, 2004. Effective December 4, 2007, U.S. Helicopter approved an extension of Mr. McSullivan's previous employment agreement through December 31, 2009. Mr. McSullivan deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11] and the March 31, 2008 Debenture [Note 11], Mr. McSullivan, as one of our five most senior executive officers, agreed to reduce his salary by 20% until such time as we repaid a total of $6,250,000 to YA from proceeds to be received from an institutional private placement (see below).

Effective July 18, 2004, U.S. Helicopter entered into a five-year employment agreement with Gabriel Roberts. Mr. Roberts is employed as the Vice President of Finance and Administration of U.S. Helicopter. Mr. Roberts is currently being paid at the annual rate of $95,000. Payment of Mr. Roberts' salary commenced on August 9, 2004. Mr. Roberts deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11] and the March 31, 2008 Debenture [Note 11], Mr. Roberts, as one of our five most senior executive officers, agreed to reduce his salary by 20% until such time as we repaid a total of $6,250,000 to YA from proceeds to be received from an institutional private placement (see below).

Terence O. Dennison is employed as the Senior Vice President and Chief Operating Officer of U.S. Helicopter. Mr. Dennison is currently being paid at the annual rate of $130,000. Effective December 4, 2007, U.S. Helicopter approved an extension of Mr. Dennison's previous employment agreement through December 31, 2009. Mr. Dennison deferred two weeks salary during the second quarter of 2007 and an additional four weeks in the third quarter of 2007. These deferred amounts were repaid in October 2007. As an additional condition to closing the August 2007 Debenture [Note 11] and the March 31, 2008 Debenture [Note 11], Mr. Dennison, as one of our five most senior executive officers, agreed to reduce his salary by 20% until such time as we repaid a total of $6,250,000 to YA from proceeds to be received from an institutional private placement (see below).

As an additional condition to closing the August 2007 Debenture [Note 11] and the March 31, 2008 Debenture [Note 11], our five most senior executive officers (collectively, "Management") agreed to reduce their salaries by 20% until such time as we repaid debt owed to YA Global Investments, L.P., f/k/a Cornell Capital Partners, LP ("YA") totaling $6,250,000 from proceeds to be received from an institutional private placement (the "YA Repayment"). After we make such repayment, Management's salaries will be reinstated in full, and all unpaid salary amounts will be issued to Management in the form of shares of our common stock at a price equal to the greater of the volume weighted average price of our common stock as quoted by Bloomberg, LP on the day prior to the YA Repayment or $0.50 per share. Each Management member has the option, however, to receive payment of such unpaid salary in cash once the total indebtedness owed by us to YA is reduced by $6.25 million or more [Note 11]. In addition, the five officers purchased a combined total of $50,000 in common stock during August 2007.

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

We issued an additional 3,550,000 options to directors, officer and employees during the fourth quarter of 2007 pursuant to our 2007 Stock Incentive Plan, which will be placed before the Company's shareholders at their next meeting.

For the three months ended March 31, 2008, we had share-based compensation costs of $15,603 associated with these issuances.

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

At March 31, 2008 and December 31, 2007, we had net deferred financing costs of $252,352 and $9,852, respectively. During the fourth quarter of 2007 we expensed the remaining costs related to the placement of the March 2006 Debenture, the November 2006 Debenture, the March 2007 Debenture and the May 2007 Debenture as a result of the debenture and warrant modifications under the August 2007 Debenture Transaction [Note 11]. Debentures issued to Cornell Capital Partners, LP ("Cornell Capital") in April 2005 (in the original principal amount of $1,335,424) August 2005 (in the principal amount of $220,000) were converted on September 11, 2006 and all deferred financing costs related to that issuance were written off at that time. We incurred $273,722 in costs related to various financings during the first quarter of 2008 [Note 11]. We recorded amortization expense related to deferred financing totaling $31,222 and $100,992 for the three month periods ended March 31, 2008 and 2007, respectively.

At March 31, 2008 and December 31, 2007, we had net deferred offering costs of $50,211 and $45,421, respectively. These costs were related to professional fees in our proposed equity financing and will be offset against the proceeds of such financing. Costs related to our Standby Equity Distribution Agreement [Note 13] were expensed in the fourth quarter of 2007.

(11) CONVERTIBLE DEBT

LONG-TERM CONVERTIBLE DEBT

On March 30, 2006 we issued a $6,000,000, 8% interest convertible debenture (the "March 2006 Debenture") to Cornell Capital. We registered shares equal to the amount of shares which may be converted under the March 2006 Debenture pursuant to an amended registration statement declared effective by the SEC on May 14, 2007. Upon issuance, the March 2006 Debenture was convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The March 2006 Debenture accrues interest at 8% per year payable in our common stock at the rate equal to the conversion price of the March 2006 Debenture in effect at the time of payment. Interest and principal payments on the March 2006 Debenture are due on the maturity date of March 31, 2009. In connection with this financing, we issued to Cornell Capital five year warrants with the following exercise prices: 1,250,000 at $1.00 per share, 1,250,000 at $1.15 per share, 1,250,000 at $1.30 and 1,250,000 at $1.45.
The two warrants with exercise prices of $1.00 and $1.25 were exercised on October 20, 2006 [Note 12]. We later amended and reduced the exercise prices of the remaining two warrants to $0.50 per share in August 2007 and subsequently to $0.30 per share in March 2008 as described below. We have filed a registration statement including these shares with the Securities and Exchange Commission.

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

Upon issuance, the November 2006 Debenture was convertible at Cornell Capital's option into shares of our common stock at a price per share equal to the lower of $1.45 per share or 95% of the fair market value of our common stock for the 30 days prior to the notice of exercise, as adjusted in accordance with the terms of the November 2006 Debenture. We are required to register the shares issuable upon conversion of the November 2006 Debenture and the warrants issued in connection therewith within 45 days of our receipt of a written request from Cornell Capital to register such shares. Cornell Capital's conversion right under the November 2006 Debenture is subject to certain limitations including that Cornell Capital may not convert the November 2006 Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.99% of our then outstanding common stock. Effective May 10, 2007, Cornell Capital agreed to limit its resales of our common stock acquired under the November 2006 Debenture to no more than $250,000 for a period of 30 days if our common stock falls below $1.45 per share for five consecutive trading days (the "Resale Limitation"). The Resale Limitation would not apply upon an event of default as defined in the November 2006 Debenture, if waived in writing by us, or to private resales by Cornell Capital. We are required pursuant to the November 2006 Debenture to reserve a total of 20% of the maximum number of shares that may be owned by persons who are not U.S. citizens as determined in accordance with U.S. Department of Transportation regulations for issuance pursuant to the November 2006 Debenture. Pursuant to the November SPA, we issued to Cornell Capital warrants to purchase a total of 2,000,000 shares of our common stock with the following exercise prices: $1.20 per share (as to 500,000 warrants); $1.35 per share (as to 500,000 warrants); $1.50 per share (as to 500,000 warrants); and $1.65 per share (as to 500,000 warrants). We later amended and reduced the exercise prices of these warrants to $0.50 per share in August 2007 and subsequently to $0.30 per share in March 2008 as described below.

We agreed to grant a security interest to Cornell Capital covering substantially all of our assets to secure our obligations under the November 2006 Debenture and the March 2006 Debenture pursuant to an Amended and Restated Security Agreement.

On March 30, 2007, we entered into a Securities Purchase Agreement (the "March 2007 SPA") with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $1,100,000 (the "March 2007 Debenture"). Upon issuance, the March 2007 Debenture was convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to the lesser of $1.45 or 95% of the lowest volume weighted average price of our common stock during the thirty trading days immediately preceding the conversion date or the interest payment date, as applicable, as quoted by Bloomberg, LP, but in no event less than $.001. The March 2007 Debenture was originally repayable as of June 30, 2007; however, the maturity date was extended to September 30, 2007 in light of our inability to complete a financing of at least $1.1 million prior to the original maturity date. YA has agreed in principle to an additional extension of the maturity date for this debenture through the earlier of September 30, 2008 or the closing date of the next equity financing completed by us resulting in not less than $5.0 million in gross proceeds. The debentures accrue interest at 12% per year payable in our common stock at the rate equal to the conversion price of the debentures in effect at the time of payment. Pursuant to the March 2007 Debenture, the interest rate under the debentures increased by two percent per month through and until September 30, 2007.

Pursuant to the March 2007 SPA, we issued warrants to Cornell Capital to purchase a total of 155,481 shares of our common stock with the following exercise prices: $1.15 per share (as to 47,827 warrants); $1.35 per share (as to 40,741 warrants); $1.55 per share (as to 35,484 warrants); and $1.75 per share (as to 31,429 warrants). We later amended and reduced the exercise prices of these warrants to $0.50 per share in August 2007 and subsequently to $0.30 per share in March 2008 as described below. The warrants are exercisable for a period of five years. We entered into an amended security agreement with Cornell Capital pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debentures issued by us to Cornell Capital.

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

Pursuant to the May 2007 SPA, we issued warrants to Cornell Capital to purchase a total of 99,144 shares of our common stock with the following exercise prices:
$1.00 per share (as to 31,250 warrants); $1.20 per share (as to 26,042 warrants); $1.40 per share (as to 22,321 warrants); and $1.60 per share (as to 19,531 warrants). The warrants are exercisable for a period of five years. We later amended and reduced the exercise prices of these warrants to $0.50 per share in August 2007 and subsequently to $0.30 per share in March 2008 as described below. We entered into an amended security agreement with Cornell Capital pursuant to which we continued the security interest of Cornell Capital in all our assets which we granted in connection with the original debentures issued by us to Cornell Capital.

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

On March 14, 2008, we entered into a Securities Purchase Agreement (the "March 14, 2008 SPA") with YA pursuant to which we issued secured debentures in the principal amount of $608,000 (the "March 14, 2008 Debenture"). The March 14, 2008 Debenture was repayable on the earlier of (a) the closing date of the next financing to be completed by us, or (b) June 30, 2008, and accrues interest at 18% per year payable in cash. We used the proceeds received in this financing for working capital. The March 14, 2008 Debenture was treated as an advance against funds received in connection with the March 31, 2008 SPA as described below and was deducted, with accrued interest, from the gross proceeds received in such financing.

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

On June 15 and June 20, 2007, respectively, we entered into Convertible Note Purchase Agreements with two investors (the "Investors"), pursuant to which we issued a total of $250,000 in principal amount of convertible notes (the "Notes"). In connection with these financings, we also issued to the Investors warrants (the "Warrants") to purchase an aggregate of 312,500 shares of our common stock as an inducement to enter into the transactions. The Warrants contain an exercise price of $0.50 per share and are exercisable for a period of five years. In August, 2007, we agreed to reduce the exercise price of 156,250 warrants to $0.01 per share in partial consideration for such lenders' agreement to subordinate repayment of their loans to YA. In addition, in October 2007, we agreed to issue to one lender an additional 250,000 warrants and 150,000 shares in partial consideration of such lender's agreement to subordinate repayment of its loan to YA, and we agreed to issue 150,000 shares of stock to the other lender in partial consideration of such lender's agreement to subordinate repayment of its loan to YA. In October 2007, we received notice that one Investor elected to convert its Note in full, plus accrued interest totaling $157,644 into a total of 525,480 shares of common stock, and we repaid the other
Note in full.

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

On February 11, 2008, we completed bridge loan transactions with two investors pursuant to which we issued promissory notes totaling $50,000 in principal that are convertible into shares of our common stock at a price of $0.25 per share (the "February, 2008 Bridge Loans"). In connection with February 2008 Bridge Loans, we also issued to the Investors warrants to purchase an aggregate of 30,000 shares of our common stock with an exercise price of $0.50 per share and an exercise period of five years. The notes accrue interest at the rate of 15% per annum. The Notes, together with accrued and unpaid interest, are repayable on or before the earlier of the date of the next financing completed by us other than a bridge loan financing, or the six month anniversary of the closing date of the Notes.

On February 21, 2008, we entered into a $300,000 bridge loan financing with one investor pursuant to which we issued a total of $300,000 in principal amount of convertible notes (the "February 2008 Notes"). The February 2008 Notes accrue interest at the rate of 10% per annum. The notes, together with accrued and unpaid interest, are convertible at a price equal to $0.25 per share and are repayable on or before the earlier of the date of the next financing completed by us other than a bridge loan financing, or the one year anniversary of the closing date of the Notes.

On March 14 and March 31, 2008, we entered into a Securities Purchase Agreements with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $1,250,000 (see above).

Future principal repayment as of March 31, 2008 is as follows:

YEAR ENDING
DECEMBER 31,
    2008                                                     2,444,838
    2009                                                     8,650,000
    Thereafter                                                  --
                                                     ------------------

    TOTAL                                            $      11,094,838
                                                     ==================

DERIVATIVE LIABILITY

The above issued convertible notes and warrants (in addition to the Short-Term Convertible Debt) require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as either short-term or long-term liabilities (based on the underlying term of the notes) as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations.

In valuing the terms of the March 2006 Debenture, the November 2006 Debenture, the March 2007 Debenture, the May 2007 Debenture and the August 2007 Debenture in accordance with SFAS No. 133, we elected to value the debenture using the Black Scholes-Merton model. The effect of this valuation was the creation of a derivative liability of $3,724,718 for the March 2006 Debenture, $80,140 for the November 2006 Debenture, $5,449 for the March 2007 Debenture, $5,271 for the May 2007 Debenture, $4,419,203 related to the August 2007 Debenture and modifications and $3,976,542 related to the March 2008 Debentures and modifications, which was recorded as a derivative liability and as discounts to the corresponding debt. These discounts are being amortized over the respective 36 month lives of the March 2006 Debenture, the November 2006 Debenture, the six month life of the March 2007 Debenture, the two month life of the May 2007 Debenture and August 2007 Debenture and the six month life of the March 2008 Debenture. The long-term derivative liability is periodically revalued using the Black-Scholes-Merton model. For the three month periods ended March 31, 2008 and 2007 we recorded changes in fair value of derivative liability of $306,464, and $23,297, respectively, in the Statement of Operations.

(12) - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS
157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.


                                                            Fair Value Measurements at Reporting Date Using
                                                        ---------------------------------------------------
                                                        Quoted Prices in                        Significant
                                                         Active Markets       Significant      Unobservable
Description                             March 31,        for Identical          Other            Inputs
                                          2008              Assets            Observable        (Level 3)
                                                          (Level 1)            Inputs
                                                                              (Level 2)
-----------------------------------------------------------------------------------------------------------
Assets:                               $     --           $      --          $      --         $     --

                                      ----------         -----------        -----------       ----------
TOTAL ASSETS                          $     --           $      --          $      --         $     --
                                      ==========         ===========        ===========       ==========

LIABILITIES


Derivative  Liability - Short-Term    $2,453,985         $      --          $      --         $2,453,985
(See Note 11 )

Derivative Liability - Long-Term       2,158,754                --                 --          2,158,754
(See Note 11)
                                      ----------         -----------        -----------       ----------
TOTAL LIABILITIES                     $4,612,739         $      --          $      --         $4,612,739
                                      ==========         ===========        ===========       ==========


(13) SECURITIES OFFERINGS

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

PRIVATE PLACEMENT WITH KUWAIT HOLDINGS, K.S.C. - The Company received gross proceeds of $1,250,000 in a private placement transaction with Kuwait Holdings, KSC ("KH") pursuant to a Securities Purchase Agreement dated March 25, 2008 (the "KH SPA"). Pursuant to the KH SPA, we issued two warrants to purchase an aggregate of 6,950,000 shares of our common stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance (the "KH Warrants"). KH also received piggyback registration rights in connection with the shares of common stock issuable upon exercise of the KH Warrants.

EXERCISE OF WARRANTS BY CORNELL CAPITAL - On October 20, 2006, the Company and Cornell Capital amended the terms of two warrant agreements (the "Cornell Warrants") relating to the issuance of 1,250,000 shares of the Company's common stock each. The Cornell Warrants contained exercise prices of $1.00 and $1.15, respectively. To induce Cornell Capital to make an additional investment in the Company via the cash exercise of the Cornell Warrants, the Company agreed to reduce the exercise price of each Cornell Warrant to $0.70 per share. We received proceeds of $1,750,000 from the exercise of these warrants on October 20, 2006. In addition, we also agreed to issue additional warrants to purchase an additional 500,000 shares of common stock with the following exercise prices:
$1.20 per share (as to 125,000 warrants); $1.35 per share (as to 125,000 warrants); $1.50 per share (as to 125,000 warrants); and $1.65 per share (as to 125,000 warrants). We later amended the exercise prices of these warrants in August, 2007 (to $.50 per share) and March, 2008 (to $.30 per share).

On October 20, 2006, the Company issued a total of 2,500,000 shares of common stock in connection with a notice of exercise of certain Cornell Warrants received from Cornell Capital on such date. In connection with this agreement, the Company issued additional warrants to purchase up to 500,000 shares of the Company's common stock with the following exercise prices: $1.20 per share (as to 125,000 warrants); $1.35 per share (as to 125,000 warrants); $1.50 per share (as to 125,000 warrants); and $1.65 per share (as to 125,000 warrants). We amended the exercise price of these warrants to $0.30 per share in March 2008 as described above.

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

(14) COMMITMENTS AND CONTINGENCIES

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

During 2007 we renewed the lease agreement for office and hangar space for our operations base. Monthly rent is approximately $17,000.

On December 1, 2006, we entered into a three year lease agreement for office space in Cranford, New Jersey. Monthly rent for this facility is $4,732 for the first year of the lease, $4,845 for the second year of the lease and $4,957 for the third year of the lease.

Total rental expense was $145,549 and $131,241 for the three months ended March 31, 2008 and 2007, respectively.

We entered into a three year operating lease for a helicopter, which expires on October 31, 2008, at a monthly lease rate of $31,500 per month. There are no purchase or renewal options, although we expect to begin renewal discussions in the second quarter of 2008. Effective November 1, 2005, we secured a Technical Support Agreement to provide us with certain exchange components, spare parts, and technical support for the equipment for the length of the lease term.

In 2005 and 2006, we entered into separate five year operating leases for three Sikorsky S-76 helicopters with a different lessor. These leases expire five years after the commencement of the leases or upon redelivery to the lessor. Rent on two of the helicopters is payable at the monthly rate of $35,834 per month and at a monthly rate of $45,417 for the third helicopter. Each lease provides that the lessor will finance up to $200,000 per helicopter towards the costs of shipping and modification; the amortization of this amount is included in the lease payment. The net effect of this is the Deferred Charges balance of $346,241 at March 31, 2008, which amount will be amortized as a reduction in the rental expense over the life of each lease. There are no purchase or renewal options. In connection with these leases, we entered into a Technical Support Agreement ("Support Agreement") where we will pay a set rate per flight hour, subject to price escalation, to cover all of the helicopter's major maintenance costs.

Minimum future lease rent payments as of December 31, 2007 were:

YEAR ENDING
DECEMBER 31,
    2008                                                     1,946,660
    2009                                                     1,446,547
    2010                                                     1,405,020
    2011                                                       253,336
    Thereafter                                                  --
                                                     ------------------

    TOTAL MINIMUM FUTURE LEASE PAYMENTS              $       5,051,563
                                                     ==================

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

(15) RELATED PARTY TRANSACTIONS

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

(16) INCOME TAXES

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

(17) STOCK OPTIONS ISSUED UNDER 2004 STOCK INCENTIVE PLAN AND 2007 STOCK INCENTIVE PLAN

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

We recorded $4,353 and $47,868 in the three months ended March 31, 2008 and 2007, respectively in recognition of the cost of the options issued during those periods. There were no options granted in the first quarter of 2008.

The following is a summary of options outstanding:


                                                                   WEIGHTED AVERAGE
                                                 NUMBER OF SHARES   EXERCISE PRICE
                                                 ----------------   --------------

Outstanding at December 31, 2004                         812,000   $          0.50
Granted                                                   70,000              0.50
Exercised                                                   --                --
Forfeited                                                   --                --
Outstanding at December 31, 2005                         882,000   $          0.50
                                                 ===============   ===============

Granted                                                  576,000   $  0.50 - $1.40
Exercised                                                 --                  --
Forfeited                                                (70,000)             0.50
                                                 ---------------   ---------------
Outstanding at December 31, 2006                       1,388,000   $  0.50 - $1.40
                                                 ===============   ===============

Granted                                                4,150,000   $   0.40 - $1.05
Exercised                                                 --                  --
Forfeited                                               (152,500)  $   0.53 - $1.40
                                                 ---------------   ---------------
Outstanding at December 31, 2007                       5,385,500   $   0.40 - $1.40
                                                 ===============   ===============

Granted                                                        0   $             0
Exercised                                                      0                 0
Forfeited                                               (106,000)     0.53 - $1.40
                                                 ---------------   ---------------
Outstanding at March 31, 2008                          5,279,500      0.40 - $1.40
                                                 ===============   ===============

                                                        At               At
                                                  MARCH 31, 2008   DECEMBER 31, 2007
                                                 ---------------   -----------------

Options Exercisable                                    4,799,500         4,790,500
                                                 ===============  ================

                                                   Quarter Ended     Quarter Ended
                                                     March 31,         March 31,
                                                        2008              2007
                                                        ----              ----
Weighted Average Fair Value of Options
  Granted During the Periods                     $           -0-  $        147,868
                                                 ===============  ================

As of March 31, 2008 the weighted average exercise price of all of our employee stock options is $0.553. The weighted average remaining contractual life is approximately 8.23 years.

As of March 31, 2008, the weighted average exercise price for our employee stock options which have vested is $0.525. The weighted average contractual life is approximately 8.61 years.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:


                                                        YEARS ENDED DECEMBER 31,
                                                         2007              2006
                                                         ----              ----
Dividend Yield                                           -- %              -- %
Risk-Free Interest Rate                                 4.75%             4.75%
Expected Life                                         10 years          10 years
Expected Volatility                                     N/A               N/A



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Information included in this Form 10-Q may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

         This Form 10-Q contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur.

         The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this Form 10-Q.

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

                              RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2007

         REVENUES From inception on March 4, 2003 through March 27, 2006, we had no revenues from operations and did not generate any revenues from operations until March 27, 2006. For the three months ended March 31, 2008, total revenues increased to $810,326. For the three months ended March 31, 2007, our total revenues were $296,726. The increase in total revenues is attributable to increased passenger counts in 2008 versus 2007 and a higher net fare. We also introduced service from the East 34th Street Heliport to Kennedy and Newark Airports in February 2007. The first quarter of 2008 reflects a full quarter's revenue from operations that included flights to and from the East 34th Street Heliport versus a partial quarter for such operations in 2007.

         PAYROLL EXPENSES Payroll expenses decreased to $864,137 for the three months ended March 31, 2008 from $975,021 for the three months ended March 31, 2007. The decrease in payroll expense is due to a stable number of employees and reimbursement of certain payroll expenses by third parties.

         PROFESSIONAL FEES For the three months ended March 31, 2008, we incurred professional fees totaling $351,378, compared to $383,357 for the three months ended March 31, 2007. These fees are comprised of legal fees for general matters, accounting and audit fees, other consulting fees, transfer agent fees, registered agent fees, security fees and Board of Directors fees.

         EQUIPMENT EXPENSES Equipment lease expenses decreased to $467,703 for the three months ended March 31, 2008 from $474,773 for the three months ended March 31, 2007.

         ADVERTISING EXPENSES Advertising expenses decreased to $35,023 for the three months ended March 31, 2008 from $292,918 for the three months ended March 31, 2007.

         OPERATING LOSS We reported an operating loss of $(2,130,921) for the three months ended March 31, 2008 compared to an operating loss of $(3,374,245) for the three months ended March 31, 2007. The decrease in operating loss is due to higher revenue levels and a decrease in expenses as we expanded our operation significantly during 2007.

         NET LOSS We reported a net loss of $(2,538,523) for the three months ended March 31, 2008 compared to a net loss of $(3,859,419) for the three months ended March 31, 2007. The decrease in loss is due to lower expense levels and an increase in revenue as we expanded our operation. Net loss was also impacted by slightly lower other income and (expenses) of $(407,602) for the three months ended March 31, 2008 compared to other income/(expenses) of $(485,174) for the three months ended March 31, 2007. The difference in other income expense is due to higher interest expense, a gain from derivative liability calculation in the first three months of 2008, a higher amortization of debt discount in the first quarter of 2008 and a lower amortization of deferred financing costs.

         NET LOSS PER COMMON SHARE Basic and diluted net loss per common share was $(.06) for the three months ended March 31, 2008 compared to a $(.11) loss for the three months ended March 31, 2007.

         Results of the first quarter are not necessarily indicative of the results for the full year of 2008. Certain of our operations (particularly charter flights and certain seasonal services) will have the effect of increasing our total revenue during the second and third quarters.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

         At March 31, 2008, cash and cash equivalents were $1,485,664. Total liabilities at March 31, 2008 were $13,991,615, consisting of current liabilities in the aggregate amount of $10,778,776 and long-term liabilities in the amount of $3,212,837. At March 31, 2008, assets included $188,547 in prepaid expenses, $833,709 in furniture and equipment, net of depreciation; $252,352 in debt issuance costs, net of amortization; and other assets of $943,717. As of March 31, 2008, our working capital deficit was $(8,395,651) as compared to $(3,313,797) at March 31, 2007. We expect to incur additional operating losses as we continue our commercialization efforts.

Our debt before discount at March 31, 2008 and December 31, 2007 were as follows:
                                            March 31, 2008     December 31, 2007
                                           ---------------     -----------------
     Short-term notes                      $    7,994,838       $      844,838
     Short-term bridge loans                      350,000                --
     Long Term Convertible notes                2,750,000            8,650,000
                                           --------------       --------------
                                     Total $   11,094,838       $    9,494,838
                                           ==============       ==============

         For more detailed information on long-term liabilities, see Note 11 to our financial statements contained herein.

FINANCING TRANSACTIONS

         Since inception, we have incurred substantial operating losses. As of March 31, 2008, we had an accumulated deficit of $(30,915,888). We did not receive any revenues from inception until the start of operations on March 27, 2006. Our operations have been financed primarily through the private placement of our debt and equity securities and the cash exercise of outstanding warrants. The terms of these debt and equity financings are set forth below.

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

MARCH 2008 $1,250,000 WARRANT FINANCING

         On March 31, 2008, we received gross proceeds totaling $1,250,000 from Kuwait Holding, KSC ("KH") pursuant to a Securities Purchase Agreement dated March 25, 2008 (the "KH SPA"). Pursuant to the KH SPA, we issued two warrants to purchase an aggregate of 6,950,000 shares of our common stock, which have an exercise price of $0.01 per share and a term of five years from the date of issuance (the "KH Warrants"). KH also received piggyback registration rights in connection with the shares of common stock issuable upon exercise of the KH Warrants.

         We did not pay any commissions on this transaction.

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

         We entered into an amended security agreement with YA pursuant to whichwe continued the security interest of YA in all our assets which we granted in connection with the original debentures issued by us to YA.

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

MANAGEMENT'S PLANS TO OVERCOME OPERATING AND LIQUIDITY DIFFICULTIES

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

         We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. During the next twelve months, we anticipate that we will need approximately $10.0 million of working capital (inclusive of capital expenditures), $16.0 million of lease financing, and $8.3 million to repay debt including $5.9 million of Convertible Debentures due on March 31, 2009. In addition, in the event we are successful in raising at least $20 million in gross proceeds in a private placement of our securities, we also anticipate the need for up to an additional $38 million of lease/debt financing.

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

IMPAIRMENT OF LONG-LIVED ASSETS

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

REVENUE RECOGNITION

         We recognize revenue when transportation has been provided, including scheduled passenger and charter services.

DEFERRED OFFERING COSTS AND DEFERRED FINANCING COSTS

         We incurred certain costs related to financing activities during the three-month periods ended March 31, 2008 and March 31, 2007. These costs consisted primarily of legal fees, placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).

ADDITIONAL INFORMATION

         With respect to our cash requirements and sources during the next 12 months, see Management's Discussion and Analysis--Liquidity and Financial Condition. We plan to lease or purchase approximately one additional used, low-time helicopter during the second quarter of 2008. During that time period, we expect that our most significant equipment-related and plant-related expenses will be a combination of helicopter lease and/or debt payments (approximately $2.5 million. With respect to changes in number of employees, we have 58 full time employees and 15 part-time employees as of March 31, 2008 and expect to have approximately 82 full-time and 15 part-time employees at the end of 2008.

OFF-BALANCE SHEET ARRANGEMENTS

         U.S. Helicopter has no off-balance sheet arrangements.

INCOME TAXES

         As part of the process of preparing our financial statements, we are required to estimate our taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change our valuation allowance that could materially impact our financial condition and results of operations.

FAIR VALUE MEASUREMENTS

         Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

         Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

         Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

         Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

         The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

         Fair value estimates, assumptions and methods used to estimate fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." We have used available information to derive our estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts we could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

CONVERTIBLE SECURITIES WITH CONVERSION FEATURES

         The Company accounts for the fair value conversion features embedded in the Company's convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments and Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock" which requires the Company to bifurcate and separately account for the conversion feature as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the value of these embedded derivatives are reflected in the statement of operations. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

ESTIMATING THE FAIR MARKET VALUE OF OUR COMMON STOCK

         The fair market value of our common stock is a significant estimate used in determining the value of our various equity related instruments (options, warrants, conversion features, etc.). In determining the fair market value of our stock we consider such things as the most recent equity transaction, changes in the Company's financial position, progressions in product development and the effects of dilutive debt conversions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         FSP FAS 157-2 delays the effective date of FAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The delay gives the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157 to these nonfinancial assets and nonfinancial liabilities. For items covered by the FSP, FAS 157 will now go into effect in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years.

         We do expect SFAS 157 to affect our disclosures. We are still evaluating the effects, if any, SFAS No. 157, SFAS 157-1and SFAS 157-2 may have on our financial position, results of operations or cash flows.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

         In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised
2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 could have a material effect on the Company's financial reporting but currently the effect is indeterminable.

         In December 2007, the FASB issued SFAS No. 160. "Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

         In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

         In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

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


         IN ADDITION TO THE RISK FACTORS SET FORTH IN OUR REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007, INVESTORS SHOULD BE AWARE OF THE FOLLOWING
RISKS:

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

         Our operations since inception in March 2003 have not generated a profit. We generated a net loss of $(17,865) during the period from inception in March 2003 to December 31, 2003, a net loss of $(549,961) during the twelve months ended December 31, 2004, a net loss of $(2,546,291) for the 12 months ended December 31, 2005, a net loss of $(9,619,760) for the 12 months ended December 31, 2006, a net loss of $(15,643,488) for the 12 months ended December 31, 2007 and a net loss of $(2,538,523) for the three months ended March 31, 2008.

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

         We have received our initial four aircraft between November 2005 and May 2006. Our estimated delivery of eight aircraft through October, 2008 is as follows:

     o    November 2, 2005: Received one Sikorsky S-76B aircraft
     o    December 1, 2005: Received one Sikorsky S-76B aircraft
     o    February 14, 2006: Received one Sikorsky S-76B aircraft
     o    May 15, 2006: Received one Sikorsky S-76B aircraft
     o    May 31, 2008: Anticipated delivery of one Sikorsky S-76B aircraft
     o    July, 2008: Anticipated delivery of one Sikorsky S-76B aircraft
     o    September, 2008: Anticipated delivery of one Sikorsky S-76B aircraft
     o    October, 2008: Anticipated delivery of one Sikorsky S-76B aircraft

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

         OUR FINANCIAL CONDITION MAY SUFFER IN THE EVENT WE ARE UNABLE TO RESOLVE ALL MATTERS WITH A MAINTENANCE PROVIDER FOR OUR AIRCRAFT.

         During the first quarter of 2008, we received notice of a claim from the lessor of certain of our equipment (the "Other Party") of payments claimed to be owed by us of approximately $400,000 in connection with certain leases and a Technical Services Agreement related to the maintenance and repair of certain of our aircraft. Our management believes that we have valid defenses to the Other Party's claim and that the Other Party owes the Company an amount well in excess of $400,000 for losses sustained as a result of certain defaults by the Other Party. We have had, and continue to have, discussions with the Other Party to resolve all claims. However, our financial condition may suffer in the event that we are unsuccessful in negotiating a settlement with the Other Party and the Other Party takes legal action to repossess its aircraft, and seeks and obtains a judgment holding us responsible for all amounts alleged to be owed to the Other Party. If we are unable to reach a satisfactory settlement with the Other Party, we may seek recovery of our losses against the Other Party, including legal fees and costs, through legal action.

         During the first quarter of 2008, we signed a technical support agreement with another party to support the portions of our aircraft not covered by a New Technical Services Agreement agreed to by the Other Party. While there can be no assurance, we believe a replacement agreement can be signed to cover our aircraft at the cost and levels of coverage that was provided under the Technical Services Agreement.

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

         YA COULD ACQUIRE A SIGNIFICANT AMOUNT OF OUR COMMON STOCK AND, IF IT DOES SO, COULD EXERCISE SIGNIFICANT INFLUENCE OVER US.

         YA currently owns 2,874,935 shares of common stock as of March 31, 2008 and, based upon the conversion rights under the March 2006, November 2006, March 2007 and March 2008 Convertible Debentures, could acquire up to approximately 50.29% of our common stock based on a conversion price of $0.30 per share, or an estimated 66.18% if the conversion price is assumed to be $0.15 per share. Such calculation does not take into account applicable DOT restrictions on foreign ownership, which prohibits foreign persons including YA from acquiring more than 24.9% of our common stock, or more than 49% of our overall outstanding equity without regard to voting rights, subject to DOT approval. The acquisition of such interest would be dependent upon the non-applicability of such regulations, the occurrence of an event of default under the Convertible Debentures and a waiver of YA's restriction on owning more than 4.99% of our issued and outstanding common stock. If YA acquired such 50.29%-66.18% of our common stock, it could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of YA may differ from the interests of other stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.         CONTROLS AND PROCEDURES

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

         There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4(T).      MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

         Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the three months ended March 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

         This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this report.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         Previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 1A.      RISK FACTORS

         Please see Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not applicable; previously reported on Form 8-K.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

ITEM 5.       OTHER INFORMATION

         None.

                                ITEM 6. EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
----------------------

+        Exhibit filed herewith in this Report.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 U.S. HELICOPTER CORPORATION


Date:  May 20, 2008              By:  /S/ JOHN G. MURPHY
                                     -------------------------------------------
                                     John G. Murphy
                                     Chief Executive Officer and President
                                     (Principal Executive Officer)


                                 By: /S/ GEORGE J. MEHM, JR.
                                     -------------------------------------------
                                     George J. Mehm, Jr.
                                     Chief Financial Officer and
                                     Senior Vice President
                                    (Principal Financial and Accounting Officer)