Form 10-Q
period 2008-06-30
U.S. Helicopter CORP
filed 2008-08-19
CIK 1309140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------
(MARK ONE)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM              TO
                                       ------------    ------------

                        COMMISSION FILE NUMBER 001-32580

                              ---------------------

                           U.S. HELICOPTER CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                              ---------------------

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

                              ---------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes |_|   No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 18, 2008, 45,712,669 shares of common stock.

                           U.S. HELICOPTER CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2008

                                      INDEX

                                                                            PAGE
                          PART 1--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          Balance Sheets                                                       1
          Statements of Operations                                             3
          Statements of Changes in Stockholders [Deficit]                      4
          Statements of Cash Flows                                             5
          Notes to Financial Statements                                        6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATION                                            14
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          31
ITEM 4.   CONTROLS AND PROCEDURES                                             31

                           PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   32
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         32
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     32
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 32
ITEM 5.   OTHER INFORMATION                                                   33
ITEM 6.   EXHIBITS                                                            33

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

U.S. HELICOPTER CORPORATION
BALANCE SHEETS AS OF

                                                       JUNE 30,
                                                         2008       DECEMBER 31,*
ASSETS:                                               [UNAUDITED]       2007
                                                     -----------    -----------
CURRENT ASSETS:
  Cash                                               $   203,719    $   670,136
  Restricted Cash                                        179,465        179,325
  Accounts Receivable                                    536,531        347,495
  Inventory                                               45,197         45,032
  Prepaid Expenses                                        65,028        150,820
  Other Current Assets                                   273,433        121,079
                                                     -----------    -----------
    TOTAL CURRENT ASSETS                               1,303,373      1,513,887
                                                     -----------    -----------
PROPERTY AND EQUIPMENT:
  Leasehold Improvements                               1,388,385      1,346,935
  Office Equipment                                       185,890        167,564
  Less: Accumulated Depreciation and Amortization       (832,977)      (658,808)
                                                     -----------    -----------
PROPERTY AND EQUIPMENT, NET                              741,298        855,691
                                                     -----------    -----------
OTHER ASSETS:
  Deferred Financing Costs, Net                          199,996          9,852
  Deferred Offering Costs, Net                           201,251         45,421
  Deposits                                               898,380        893,506
                                                     -----------    -----------
    TOTAL OTHER ASSETS                                 1,299,627        948,779
                                                     -----------    -----------
    TOTAL ASSETS                                     $ 3,344,298    $ 3,318,357
                                                     ===========    ===========

* Derived from audited financial statements for the year ended December 31, 2007 (see Form 10-KSB Annual Report filed on April 15, 2008 with the Securities and Exchange Commission).

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

U.S. HELICOPTER CORPORATION
BALANCE SHEETS AS OF


                                                                           JUNE 30,
                                                                             2008       DECEMBER 31,*
                                                                          [UNAUDITED]       2007
                                                                        ------------    ------------
LIABILITIES AND STOCKHOLDERS' [DEFICIT]:
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                                 $  5,120,555    $  3,699,705
  Note Payable, Net                                                        4,838,178         844,838
  Derivative Liability                                                     1,432,512              --
  Deferred Salary and Taxes Payable                                            9,081           9,081
  Accrued Salary and Taxes Payable                                            80,993          83,375
  Air Traffic Liability                                                      520,034         190,685
                                                                        ------------    ------------
  TOTAL CURRENT LIABILITIES                                               12,001,353       4,827,684

LONG-TERM DEBT, NET                                                          935,606       4,980,692

LONG-TERM DERIVATIVE LIABILITY                                             2,796,768       1,572,661

DEFERRED CHARGES                                                             315,737         376,746
                                                                        ------------    ------------
  TOTAL LIABILITIES                                                       16,049,464      11,757,783
                                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES                                                     --              --
                                                                        ------------    ------------

STOCKHOLDERS' [DEFICIT]:
  Convertible Series A Preferred Stock, $0.001 Par Value; 25,000,000
   and 1,500,000 Shares Authorized; -0- Shares Issued and Outstanding             --              --

  Common Stock, $0.001 Par Value; 500,000,000  and 95,000,000
   Shares Authorized;45,612,671 and 45,554,171 Issued and Outstanding         45,612          45,554

  Additional Paid-In Capital                                              21,531,038      19,929,875

  Deferred Equity Compensation                                              (153,179)        (37,489)

  Accumulated Deficit                                                    (34,128,637)    (28,377,365)
                                                                        ------------    ------------
  TOTAL STOCKHOLDERS' [DEFICIT]                                          (12,705,166)     (8,439,425)
                                                                        ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' [DEFICIT]                         $  3,344,298    $  3,318,357
                                                                        ============    ============

* Derived from audited financial statements for the year ended December 31, 2007 (see Form 10-KSB Annual Report filed on April 15, 2008 with the Securities and Exchange Commission).

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

U.S. HELICOPTER CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30,                          JUNE 30,
                                                 2008            2007            2008            2007
                                             ------------    ------------    ------------    ------------
REVENUES, NET                                $  1,099,199    $    883,202    $  1,909,525    $  1,179,928
                                             ------------    ------------    ------------    ------------
EXPENSES:
  Payroll                                         676,229       1,010,513       1,540,366       1,985,533
  Payroll Taxes and Benefits                      138,678         133,679         293,975         280,121
  Crew Costs and Other                             45,485          42,533         119,175         220,043
  Substitute Service/Interrupted Passenger         14,475             468          14,917           1,335
  Maintenance                                     447,064         415,406         618,862         758,405
  Fuel                                            182,886         147,170         290,263         269,688
  Aircraft and Traffic Servicing                  200,618         241,102         382,907         394,298
  Other Taxes                                        --               438           1,352           4,284
  Professional Fees                               468,371         594,150         819,748         977,507
  Insurance                                       146,875         189,537         287,889         403,117
  Office Expense                                   68,685          52,467         127,069         112,475
  Website and Website Design                        2,650           3,125           6,150           8,055
  Travel                                           19,379          11,893          31,127          22,905
  Rent                                            144,027         131,500         289,575         262,741
  Lease Expense - equipment                       473,917         478,215         941,620         952,988
  Reservation Expense                              54,139          67,937         158,626         128,998
  Advertising                                      33,432          66,468          68,455         359,386
  Licenses and Fees                                   100             100           1,060           5,565
  Depreciation and Amortization                   104,338         104,812         174,171         215,039
                                             ------------    ------------    ------------    ------------
                     TOTAL EXPENSES             3,221,348       3,691,513       6,167,307       7,362,483
                                             ------------    ------------    ------------    ------------
     OPERATING (LOSS)                          (2,122,149)     (2,808,311)     (4,257,782)     (6,182,555)
                                             ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest Income                                   1,290           2,382           3,010          14,013
  Interest Expense                               (285,571)       (254,455)       (515,709)       (445,343)
  Amortization of Deferred Financing Costs       (129,926)       (159,993)       (161,148)       (260,985)
  Change in Fair Value of Derivative              383,459          22,070         689,923          45,997
  Amortization of Debt Discount                (1,055,141)       (250,743)     (1,509,566)       (479,596)
                                             ------------    ------------    ------------    ------------
   NET OTHER (EXPENSE)                         (1,085,889)       (640,739)     (1,493,490)     (1,125,914)
                                             ------------    ------------    ------------    ------------
   NET (LOSS)                                  (3,208,038)     (3,449,050)   $ (5,751,273)   $ (7,308,469)
                                             ============    ============    ============    ============
  NET (LOSS) PER COMMON SHARE:

  BASIC AND DILUTED                          $       (.07)   $       (.10)   $       (.13)   $       (.21)
                                             ============    ============    ============    ============
  WEIGHTED AVERAGE NUMBER OF SHARES
  COMMON SHARES  OUTSTANDING                   45,580,528      35,706,088      45,567,028      35,587,077
                                             ============    ============    ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

U.S. HELICOPTER CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' [DEFICIT]

                                        PREFERRED                       COMMON
                                          STOCK                          STOCK
                                                                                                      PAID-IN
                                         SHARES          AMOUNT          SHARES         AMOUNT        CAPITAL
                                      ------------    ------------    ------------   ------------   ------------
Balance at
  January 1, 2007                           47,000    $         47      35,449,931   $     35,450   $ 11,531,008
Issuance of common stock
  to IGAS for services                          --              --          75,000             75         52,425
Issuance of options for
  payment of services - Breaux                  --              --              --             --         23,934
Issuance of options for
  payment of services - IGAS                    --              --              --             --         23,934
Conversion of debt and accrued
  interest - A. Elbaz                           --              --         999,897          1,000        558,942
Conversion of preferred stock
  into common stock                        (47,000)            (47)         61,951             62            (15)
Issuance of common stock
  upon exercise of warrants                     --              --          55,000             55            445
Issuance of convertible debt
  with beneficial conversion
  feature                                       --              --              --             --        209,934
Amortization of deferred
  equity compensation                           --              --              --             --             --
Issuance of shares for cash                     --              --          96,160             96         49,904
Issuance of debt with
  beneficial conversion
  feature and warrants                          --              --              --             --        127,410
Beneficial conversion feature
  from debt modification                        --              --              --             --         83,398
Value of warrants issued
  to North Coast                                --              --              --             --         16,511
Issuance of common shares                       --              --       8,000,000          8,000      6,592,000
Conversion of debt and
  accrued interest -
  Portfolio Lenders                             --              --         519,315            519        155,276
Offering costs associated
  with common stock sale                        --              --              --             --       (234,046)
Stock-based compensation -
  issuance of stock options
  to employees                                  --              --              --             --          3,656
Issuance and restructuring
  of warrants to bridge lenders                 --              --              --             --         95,377
Stock-based compensation-issuance
  of stock options and
  restricted stock                              --              --              --             --        551,004
Issuance of common stock
  for debt subordination                        --              --         296,917            297         88,778
  Net Loss                                      --              --              --             --             --
                                      ------------    ------------    ------------   ------------   ------------
Balance at
  December 31, 2007*                            --              --      45,554,171   $     45,554   $ 19,929,875
                                      ------------    ------------    ------------   ------------   ------------
Issuance of stock options
  and restricted stock awards                   --              --              --             --        213,435
Amortization of deferred
  equity compensation                           --              --              --             --             --
Issuance of debt with
  beneficial conversion feature and
  warrants                                      --              --              --             --        115,464
Issuance of warrants
  for cash                                      --              --              --             --      1,250,000
Offering costs related
  to warrant issuance                           --              --              --             --        (26,981)
Cashless exercise of
  warrants                                      --              --          58,500             58            (58)
Issuance of warrants to
  bridge lenders                                --              --              --             --         49,303
Net loss                                        --              --              --             --             --
                                      ------------    ------------    ------------   ------------   ------------
Balance at
  June 30, 2008
  (Unaudited)                                   --              --      45,612,671   $     45,612   $ 21,531,040
                                      ============    ============    ============   ============   ============

                                        DEFERRED
                                         EQUITY
                                      COMPENSATION       DEFICIT          TOTAL
                                      ------------    ------------    ------------
Balance at
  January 1, 2007                     $   (912,449)  $ (12,733,877)   $ (2,079,821)
Issuance of common stock
  to IGAS for services                          --              --          52,500
Issuance of options for
  payment of services - Breaux                  --              --          23,934
Issuance of options for
  payment of services - IGAS                    --              --          23,934
Conversion of debt and accrued
  interest - A. Elbaz                           --              --         559,942
Conversion of preferred stock
  into common stock                             --              --              --
Issuance of common stock
  upon exercise of warrants                     --              --             500
Issuance of convertible debt
  with beneficial conversion
  feature                                       --              --         209,934
Amortization of deferred
  equity compensation                      874,960              --         874,960
Issuance of shares for cash                     --              --          50,000
Issuance of debt with
  beneficial conversion
  feature and warrants                                          --         127,410
Beneficial conversion feature
  from debt modification                    83,398
Value of warrants issued
  to North Coast                                --              --          16,511
Issuance of common shares                       --              --       6,600,000
Conversion of debt and
  accrued interest -
  Portfolio Lenders                             --              --         155,795
Offering costs associated
  with common stock sale                        --              --        (234,046)
Stock-based compensation -
  issuance of stock options
  to employees                                  --              --           3,656
Issuance and restructuring
  of warrants to bridge lenders                 --              --          95,377
Stock-based compensation-issuance
  of stock options and
  restricted stock                              --              --         551,004
Issuance of common stock
  for debt subordination                        --              --          89,075
  Net Loss
                                                       (15,643,488)    (15,643,488)
Balance at
  December 31, 2007*                  $    (37,489)   $(28,377,365)   $ (8,439,425)
                                      ------------    ------------    ------------
Issuance of stock options
  and restricted stock awards             (183,818)             --          29,617
Amortization of deferred
  equity compensation                       68,128              --          68,128
Issuance of debt with
  beneficial conversion feature and
  warrants                                      --              --         115,464
Issuance of warrants
  for cash                                      --              --       1,250,000
Offering costs related
  to warrant issuance                           --              --         (26,981)
Cashless exercise of
  warrants                                      --              --              --
Issuance of warrants to
  bridge lenders                                --              --          49,303
Net loss                                        --      (5,751,272)     (5,751,272)
                                      ------------    ------------    ------------
Balance at
  June 30, 2008
  (Unaudited)                         $   (153,179)   $(34,128,637)    (12,705,164)
                                      ============    ============    ============

* Derived from audited financial statements for the year ended December 31, 2007 (see Form 10-KSB Annual Report filed on April 15, 2008 with the Securities and Exchange Commission).

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

U.S. HELICOPTER CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                    2008            2007
                                                                ------------    ------------
OPERATING ACTIVITIES:
  Net (Loss)                                                    $ (5,751,272)   $ (7,308,469)
  Adjustments to Reconcile Net (Loss)
    to Net Cash (Used for) Operating Activities:
      Depreciation and Amortization Expense                          174,171         215,039
      Amortization of Deferred Financing Costs                       161,148         260,985
      Change in Fair Value of Derivative Liability                  (689,923)        (45,997)
      Amortization of Debt Discount                                1,509,566         545,034
      Amortization of Deferred Equity Compensation                    68,128         558,313
      Fees paid for Services - Noncash                                29,722         100,638
    Changes in Assets and Liabilities:
      (Increase) Decrease in:
        Accounts Receivable                                         (189,036)       (308,805)
        Restricted Cash                                                 (139)         (2,213)
        Inventory, Prepaid Expenses, and Other Current Assets        (66,727)        150,697
      Increase (Decrease) in:
        Accounts Payable and Accrued Liabilities                   1,747,817       1,936,469
        Deposits                                                      (4,874)        (85,468)
        Deferred Charges                                             (61,009)        (60,674)
                                                                ------------    ------------
  NET CASH - OPERATING ACTIVITIES                                 (3,072,431)     (4,044,451)
                                                                ------------    ------------
INVESTING ACTIVITIES:
  Acquisition of Property and Equipment                              (59,779)       (153,816)
                                                                ------------    ------------
FINANCING ACTIVITIES:
  Proceeds from Issuance of Debt                                   2,180,000       1,850,000
  Payment of Debt                                                   (230,000)             --
  Release of Restricted Cash                                              --              --
  Net Proceeds from Sale of Common Stock/Warrants                  1,067,188             500
  Payment of Financing Costs                                        (351,398)       (211,860)
                                                                ------------    ------------
  NET CASH - FINANCING ACTIVITIES                                  2,665,790       1,638,640
                                                                ------------    ------------
  NET (DECREASE) INCREASE IN CASH                                   (466,417)     (2,559,627)
                                                                ------------    ------------
CASH - BEGINNING OF PERIODS                                          670,136       2,620,540
                                                                ------------    ------------
  CASH - END OF PERIODS                                         $    203,719    $     60,643
                                                                ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest                                                    $     20,710    $     26,456
    Income Taxes                                                $         --    $         --

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      U.S. HELICOPTER CORPORATION NOTES TO
                              FINANCIAL STATEMENTS

                                   (Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

U.S. Helicopter Corporation ("U.S. Helicopter," the "Company," "we" or "us") began flight operations on March 27, 2006 between the Downtown Manhattan Heliport ("DMH") and John F. Kennedy International Airport ("Kennedy"). Our core business will be providing regularly scheduled helicopter shuttle service between many of the nation's larger metropolitan airports and surrounding city-based heliports. We also currently provide on-demand charter services and seasonal scheduled services from New York City to East Hampton, NY and Belmar, NJ.

Unaudited Interim Statements - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal and recurring nature. The operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

(2) GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities. Since our inception, we have incurred losses, have an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business will likely require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market and other markets will require additional capital. As of June 30, 2008, we had approximately $200,000 in cash. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with working capital derived from debt and equity offerings and expected revenues from operations. We have recently entered into a number of financing transactions (see Notes 7 and 8 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.

We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. During the next twelve months, we anticipate that we will need approximately $10.0 million of working capital (inclusive of capital expenditures), $16.0 million of lease financing, and $8.7 million to repay debt, including $5.9 million of convertible debentures due on June 30, 2009.

Such capital is expected to come from helicopter lease financing and the sale of equity or debt securities. As of the date of this report, we are in discussions with financing sources for helicopter operating lease financing. We believe that if we are successful in raising approximately $34.7 million through $16.0 million of operating lease financing and $18.7 million of some combination of debt and equity financings, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital improvements over the next 12 months. There can be no assurances, however, that we will be able to complete such financings on terms favorable to us or at all.

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

Convertible Securities with Conversion Features - The Company accounts for the fair value conversion features embedded in the Company's convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments and Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock" which requires the Company to bifurcate and separately account for the conversion feature as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the value of these embedded derivatives are reflected in the statement of operations. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

Estimating the Fair Market Value of Our Common Stock - The fair market value of our common stock is a significant estimate used in determining the value of our various equity related instruments (options, warrants, conversion features, etc.). In determining the fair market value of our stock we consider such things as the liquidity of our common stock, the most recent equity transaction, changes in the Company's financial position, progressions in product development and the effects of dilutive debt conversions.

REVENUE RECOGNITION - We recognize revenue when transportation has been provided, including scheduled passenger and charter services.

We had revenue for the three months and six months ended June 30, 2008 and 2007 as follows:

                                   SIX MONTHS ENDED         THREE MONTHS ENDED
                                       JUNE 30,                   JUNE 30,

                                  2008         2007         2008         2007
                               ----------   ----------   ----------   ----------
Scheduled Passenger            $1,575,733   $  759,858   $  863,906   $  579,894
Charter                           318,396      408,752      226,133      294,610
Miscellaneous                      15,396       11,318        9,160        8,618
                               ----------   ----------   ----------   ----------
Totals                         $1,909,525   $1,179,928   $1,099,199   $  883,202
                               ==========   ==========   ==========   ==========

See other significant accounting policies set forth in Note 3 to our financial statements in our December 31, 2007 Form 10-KSB.

(4) AIR TRAFFIC LIABILITY

We had air traffic liability of $520,034 and $190,685 at June 30, 2008 and December 31, 2007, respectively. Air traffic liability refers to tickets we have sold where the passenger has not yet used the ticket to fly. These include seats sold for scheduled future flights and tickets not used for flights which have already occurred. This excludes seats which have been sold to our partners for future flights for which they have not been invoiced.

(5) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income or (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings or (loss) per share are computed giving effect to all potential dilutive common stock, including options and convertible debentures. For all periods presented, options, convertible shares of Series A Preferred Stock, and convertible debentures were not included in the computation of diluted loss per share because the effect would be antidilutive.

(6) FAIR VALUE MEASUREMENTS

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

                                                 Fair Value Measurements at Reporting Date Using
                                                 -----------------------------------------------
                                                 Quoted Prices in                    Significant
                                                  Active Markets    Significant     Unobservable
Description                          June 30,      for Identical       Other           Inputs
                                       2008            Assets       Observable        (Level 3)
                                                     (Level 1)        Inputs
                                                                     (Level 2)
-----------------------------------------------------------------------------------------------
Assets:                             $       --      $       --      $       --       $       --
                                    ----------      ----------      ----------       ----------
TOTAL ASSETS                        $       --      $       --      $       --       $       --
                                    ==========      ==========      ==========       ==========
LIABILITIES

Derivative Liability - Short-Term   $1,432,512      $       --      $       --       $1,432,512
(See Note 7 )

Derivative Liability - Long-Term     2,796,768              --              --        2,796,768
(See Note 7)
                                    ----------      ----------      ----------       ----------
TOTAL LIABILITIES                   $4,229,280      $       --      $       --       $4,229,280
                                    ==========      ==========      ==========       ==========

(7) CONVERTIBLE DEBT

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

On May 30, 2008, we entered into a $250,000 convertible bridge loan financing with an existing bridge lender in accordance with a Convertible Note Purchase Agreement, pursuant to which we issued a total of $250,000 in principal amount of convertible notes (the "May 2008 Notes"). Such notes accrue interest at the rate of 15% per annum and are repayable on or before the earlier of (a) the next closing of a private placement of our debt or equity securities, or (b) 60 days after the date of the loan. We repaid this loan in full with proceeds received in the July 2008 Note financing as described below.

Future principal repayment as of June 30, 2008 is as follows:

PERIOD ENDED
JUNE 30,
    2009                                                 8,694,838
    2010                                                 2,750,000
    Thereafter                                                  --
                                                     -------------

    TOTAL                                            $  11,444,838
                                                     =============

(8) SECURITIES OFFERINGS

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

(9) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES -

Total rental expense was $144,027 and $131,500, respectively, for the three month periods ended June 30, 2008 and 2007, and $289,575 and $262,741, respectively for the six month periods ended June 30, 2008 and 2007.

In 2005 and 2006, we entered into separate five year operating leases for three Sikorsky S-76 helicopters with a different lessor. These leases expire five years after the commencement of the leases or upon redelivery to the lessor. Rent on two of the helicopters is payable at the monthly rate of $35,834 per month and at a monthly rate of $45,417 for the third helicopter. Each lease provides that the lessor will finance up to $200,000 per helicopter towards the costs of shipping and modification; the amortization of this amount is included in the lease payment. The net effect of this is the Deferred Charges balance of $315,737 at June 30, 2008, which amount will be amortized as a reduction in the rental expense over the life of each lease. There are no purchase or renewal options. In connection with these leases, we entered into a Technical Support Agreement ("Support Agreement") where we will pay a set rate per flight hour, subject to price escalation, to cover all of the helicopter's major maintenance costs.

On July 10, 2008, we reached an agreement (the "Standstill Agreement") with the lessor of certain of our equipment (the "Other Party") providing for a 60 day standstill and forbearance period whereby each party has agreed to refrain from seeking to enforce its respective rights under certain lease agreements (the "Lease Agreements") and technical support agreements (the "Support Agreements") relating to three of our aircraft. As part of the Agreement, we agreed to a revised payment schedule under the Lease Agreements and the Support Agreements, and we preserved our claims against the Other Party up to the amounts paid to the Other Party under such agreements between January 1, 2008 and the commencement of the standstill period. The Other Party and we are currently in the process of negotiating a global settlement of our respective claims as they pertain to payment and other obligations under the Lease Agreements and the Support Agreements, including the repair of one aircraft by the Other Party and the possibility of a revised lease agreement for such aircraft. There can be no assurances, however, that we will be able to reach a settlement agreement prior to the termination of the standstill and forbearance period on terms favorable to us or at all.

Minimum future lease rent payments as of June 30, 2008 were:

PERIOD ENDING
JUNE 30,
    2009                                                 1,756,060
    2010                                                 1,438,305
    2011                                                   920,012
    2012                                                         0
                                                     -------------
    TOTAL MINIMUM FUTURE LEASE PAYMENTS              $   4,114,377
                                                     =============

LITIGATION -

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

(10) RELATED PARTY TRANSACTIONS

On July 15, 2008, we closed on the July 2008 Note transaction as described in
Note 7 in the principal amount of $1,500,000. Pursuant to the July 2008 Note transaction, certain persons pledged shares of common stock of an unrelated third party corporation to secure repayment of the July 2008 Note in exchange for certain payments and other consideration. Thomas P. Gallagher, our Corporate Secretary, is one of the pledgors of the shares of common stock of such entity securing repayment of the July 2008 Note. The value of the collateral pledged by Mr. Gallagher is approximately $275,000.

Donal McSullivan, Senior Vice President and Chief Marketing Officer, and John Capozzi, Marketing and Business Development Advisor and Director, have provided certain consulting services to the Company from its inception. In connection with the provision of such consulting services, they had an agreement with the Company (the "Marketing Services Agreement") to jointly receive 10% of the proceeds of any financings arranged with Cornell Capital and certain other investors. As of the date of this report, they have received $832,500 of the proceeds of the transactions with Cornell Capital and certain other investors plus warrants to purchase up to 600,000 shares of the Company's common stock. On January 17, 2007, we entered into a Settlement Agreement and Release with respect to the Marketing Services Agreement (the "Settlement Agreement"). In exchange for a full termination of the Marketing Services Agreement, we agreed to the following: (i) a payment of $50,000 to each of Mr. Capozzi and Mr. McSullivan upon the signing of the settlement agreement; (ii) a payment of $99,985 to each of Mr. Capozzi and Mr. McSullivan as of March 15, 2007; and
(iii) the issuance of warrants to purchase 300,000 and 200,000 shares to Mr. Capozzi and Mr. McSullivan, respectively, with an exercise price of $0.05 per share and a term of five years. As of the date of this report, we have not made the payment described in (ii) or issued the warrants described in (iii). In connection with the May 2007 Debenture financing, we have agreed to not make such payment until we receive at least $10 million in financing transactions and our Board reasonably believes we will have sufficient capital to finance operations for the 12 months following such financing. In May 2008, we entered into an amendment to the Settlement Agreement pursuant to which we agreed (A) to make the payments described in (ii) above on or before the earlier of (x) the first closing of an institutional private placement of our securities or (y) September 30, 2008 with interest calculated from March 15, 2007 at a rate equal to 15% per annum through the date such payment is made; and (B) to issue additional warrants to each of Mr. Capozzi and Mr. McSullivan to purchase 230,735 shares of our common stock each, which have an exercise price of $0.13 per share and all other terms and conditions substantially identical to other warrants issued in accordance with the Settlement Agreement.

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

(11) INCOME TAXES

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

(12) RECENT ACCOUNTING PRONOUNCEMENTS

In February, 2008, the FASB issued FSP FAS 157-1. FSP FAS 157-1 amends SFAS 157, "Fair Value Measures" ("FAS 157") to exclude FASB Statement No. 13, "Accounting for Leases" (FAS 13), and its related interpretive accounting pronouncements that address leasing transactions. The FASB decided to exclude leasing transactions covered by FAS 13 in order to allow it to more broadly consider the use of fair value measurements for these transactions as part of its project to comprehensively reconsider the accounting for leasing transactions.

In February, 2008, the FASB issued FSP FAS 157-2. FSP FAS 157-2 delays the effective date of FAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The delay gives the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157 to these assets and liabilities. For items covered by the FSP, FAS 157 will now go into effect in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

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

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". The FSP provides new accounting guidance for certain types of convertible debt instruments not addressed in previously issued accounting pronouncements requiring separate accounting for liability and equity components of convertible debt in a manner which will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for fiscal years beginning after December 15, 2008 along with interim periods within those fiscal years. Also, this FSP requires retrospective application to all periods presented with certain exceptions for instruments outstanding in the period of adoption. We believe the issuance of this FSP will have an impact on our financial reporting. However, those effects are currently indeterminable.

(13) SUBSEQUENT EVENTS

SALE OF $1,500,000 IN CONVERTIBLE NOTES -

On July 15, 2008, we closed on a $1,500,000 bridge loan financing pursuant to a Note Purchase Agreement dated July 3, 2008 with one investor (the "Investor"), pursuant to which we issued a total of $1,500,000 in principal amount of convertible notes (the "July, 2008 Note"). The July, 2008 Note is repayable on the earlier of (a) the first closing of a private placement of our debt or equity securities to institutional investors in an institutional capital raise (the "Institutional Private Placement") or (b) December 31, 2008. To secure repayment of the Note, certain third parties agreed to pledge a total of 375,000 shares of common stock (the "Collateral") of an unrelated, privately held third party corporation pursuant to the terms and provisions of a Pledge and Escrow Agreement.

The Note bears interest at the rate of 15% per annum based on a 360-day year, of which 60 days' worth of interest, equal to $37,500, was prepaid on the closing of the Note. As additional consideration, we paid the Investor upon the closing of the Note an origination fee of five percent (5%) of the amount of the loan, equal to $75,000. We received net proceeds of approximately $585,000 after deducting prepaid interest and fees and expenses of the offering, and after repayment of certain debt and other obligations owed by us. We plan to use the remaining net proceeds received in this financing for working capital.

The Note, together with accrued but unpaid interest, is convertible at the option of the Investor, into shares of our common stock, par value $0.001 per share (the "Common Stock"), at a price equal to the lower of (a) the conversion price for convertible debt issued in the first closing of the Institutional Private Placement or (b) $0.20 per share. The shares issuable upon conversion of the Note are entitled to piggyback registration rights.

In connection with the Note financing, we issued to the Investor warrants to purchase up to 3,000,000 shares of Common Stock, at an exercise price of $0.20 per share and a term of five years from the date of issuance. The shares of Common Stock issuable upon exercise of such warrant are entitled to piggyback registration rights.

Certain members of our management agreed to transfer 525,000 shares of Common Stock to the Investor as an inducement to purchase the Note. Such shares are also entitled to piggyback registration rights. In addition, certain members of our management have agreed to transfer a total of 1,225,000 shares of Common Stock to the Pledgors and certain third parties as an inducement to the Pledgors to pledge the Collateral, in consideration of an existing lender's agreement to forbear from exercising its rights under its outstanding note agreement, and other consideration.

Commissions paid by us in connection with this transaction consisted of an 8% placement fee to certain third parties. In addition, we agreed to pay to the Pledgors fees totaling $195,000 as an inducement to pledge the Collateral securing the repayment of the Note.

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

      During 2006, we introduced our MASS service in the Metro New York City market with service between Kennedy Airport and Newark Airport and the Downtown Manhattan Heliport. In February 2007 we expanded our service between Kennedy Airport and Newark Airport to the East 34th Street Heliport. In June 2006, we also commenced service between Sikorsky Memorial Airport in Stratford, Connecticut and the Downtown Manhattan Heliport. We intend to expand our service to LaGuardia International Airport and the West 30th Street Heliport in Manhattan during the next 12 months. Subsequently we intend to introduce our airport shuttle service in the metropolitan Washington DC, Chicago and Los Angeles markets, with further expansion into other major U.S. metro-markets. The number of passengers who originate or terminate their travel from within close proximity to one of these cities' heliports is estimated at over 200 million annually. In addition to our regularly scheduled flight services to and from New York City metropolitan-area airports from Manhattan, we also provide on-demand charter services and limited scheduled service between Manhattan and Sikorsky Memorial Airport (Stratford, Connecticut), and limited seasonal service between Manhattan and East Hampton Airport (East Hampton, New York) and Monmouth Executive Airport (Belmar, New Jersey).

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

                              RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 2007

      REVENUES For the three months ended June 30, 2008, total revenues increased to $1,099,199. For the three months ended June 30, 2007, our total revenues were $883,202. The increase in total revenues is attributable to increased passenger counts in 2008 versus 2007 and a higher net fare.

      PAYROLL EXPENSES Payroll expenses decreased to $676,229 for the three months ended June 30, 2008 from $1,010,513 for the three months ended June 30, 2007. The decrease in payroll expense is due to a slightly smaller number of employees and reimbursement of certain payroll expenses by third parties.

      PROFESSIONAL FEES For the three months ended June 30, 2008, we incurred professional fees totaling $468,371, compared to $594,150 for the three months ended June 30, 2007. These fees are comprised of legal fees for general matters, accounting and audit fees, other consulting fees, transfer agent fees, registered agent fees, security fees and Board of Directors fees.

      EQUIPMENT EXPENSES Equipment lease expenses decreased to $473,917 for the three months ended June 30, 2008 from $478,215 for the three months ended June 30, 2007.

      ADVERTISING EXPENSES Advertising expenses decreased to $33,432 for the three months ended June 30, 2008 from $66,468 for the three months ended June 30, 2007.

      OPERATING LOSS We reported an operating loss of $(2,107,333) for the three months ended June 30, 2008 compared to an operating loss of $(2,808,311) for the three months ended June 30, 2007. The decrease in operating loss is due to higher revenue levels and a decrease in expenses as described above.

      NET LOSS We reported a net loss of $(3,208,038) for the three months ended June 30, 2008 compared to a net loss of $(3,449,050) for the three months ended June 30, 2007. The decrease in loss is due to lower expense levels and an increase in revenue as we expanded our operation. Net loss was negatively impacted by higher other income and (expenses) of $(1,085,889) for the three months ended June 30, 2008 compared to other income/(expenses) of $(640,739) for the three months ended June 30, 2007. The difference in other income expense is due to higher interest expense, a gain from derivative liability calculation in the second quarter of 2008, a significantly higher amortization of debt discount in the second quarter of 2008 and a lower amortization of deferred financing costs.

      NET LOSS PER COMMON SHARE Basic and diluted net loss per common share was $(.07) for the three months ended June 30, 2008 compared to a $(.10) loss for the three months ended June 30, 2007.

                   SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2007

      REVENUES For the six months ended June 30, 2008, total revenues increased to $1,909,525. For the six months ended June 30, 2007, our total revenues were $1,179,928. The increase in total revenues is attributable to increased passenger counts in 2008 versus 2007 and a higher net fare.

      PAYROLL EXPENSES Payroll expenses decreased to $1,540,366 for the six months ended June 30, 2008 from $1,985,533 for the six months ended June 30, 2007. The decrease in payroll expense is due to a slightly smaller number of employees and reimbursement of certain payroll expenses by third parties.

      PROFESSIONAL FEES For the six months ended June 30, 2008, we incurred professional fees totaling $819,748, compared to $977,507 for the six months ended June 30, 2007. These fees are comprised of legal fees for general matters, accounting and audit fees, other consulting fees, transfer agent fees, registered agent fees, security fees and Board of Directors fees.

      EQUIPMENT EXPENSES Equipment lease expenses decreased to $941,620 for the six months ended June 30, 2008 from $952,988 for the six months ended June 30, 2007.

      ADVERTISING EXPENSES Advertising expenses decreased to $68,455 for the six months ended June 30, 2008 from $359,386 for the six months ended June 30, 2007.

      OPERATING LOSS We reported an operating loss of $(4,257,782) for the six months ended June 30, 2008 compared to an operating loss of $(6,182,555) for the six months ended June 30, 2007. The decrease in operating loss is due to higher revenue levels and a decrease in expenses as described above.

      NET LOSS We reported a net loss of $(5,751,273) for the six months ended June 30, 2008 compared to a net loss of $(7,308,469) for the six months ended June 30, 2007. The decrease in loss is due to lower expense levels and an increase in revenue as we expanded our operation. Net loss was negatively impacted by higher other income and (expenses) of $(1,493,491) for the six months ended June 30, 2008 compared to other income/(expenses) of $(1,125,914) for the six months ended June 30, 2007. The difference in other income expense is due to higher interest expense, a gain from derivative liability calculation in the first six months of 2008, a higher amortization of debt discount in the first six months of 2008 and a lower amortization of deferred financing costs.

      NET LOSS PER COMMON SHARE Basic and diluted net loss per common share was $(.13) for the six months ended June 30, 2008 compared to a $(.21) loss for the six months ended June 30, 2007.

      Results of the second quarter are not necessarily indicative of the results for the full year of 2008. Certain of our operations (particularly charter flights and certain seasonal services) will have the effect of increasing our total revenue during the second and third quarters.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

      At June 30, 2008, cash and cash equivalents were $203,719. Total liabilities at June 30, 2008 were $16,049,464, consisting of current liabilities in the aggregate amount of $12,001,353 and long-term liabilities in the amount of $4,048,111. At June 30, 2008, assets included $65,028 in prepaid expenses, $756,114 in furniture and equipment, net of depreciation; $199,996 in debt issuance costs, net of amortization; and other assets of $1,099,631. As of June 30, 2008, our working capital deficit was $(10,697,978) as compared to $(3,313,797) at June 30, 2007. We expect to incur additional operating losses as we continue our commercialization efforts.

Our debt before discount at June 30, 2008 and December 31, 2007 were as follows:

                                       JUNE 30, 2008       DECEMBER 31, 2007
                                       -------------       -----------------
Short-term notes                       $   7,994,838         $     844,838
Short-term bridge loans                      700,000                    --
Long Term Convertible notes                2,750,000             8,650,000
                                       -------------         -------------
                      Total            $  11,444,838         $   9,494,838
                                       =============         =============

      For more detailed information on long-term liabilities, see Note 7 to our financial statements contained herein.

FINANCING TRANSACTIONS

      Since inception, we have incurred substantial operating losses. As of June 30, 2008, we had an accumulated deficit of $(34,128,637). We did not receive any revenues from inception until the start of operations on March 27, 2006. Our operations have been financed primarily through the private placement of our debt and equity securities and the cash exercise of outstanding warrants. The terms of these debt and equity financings are set forth below.

JULY 2008 CONVERTIBLE NOTE FINANCING

      On July 15, 2008, we closed on a $1,500,000 bridge loan financing pursuant to a Note Purchase Agreement dated July 3, 2008 with one investor (the "July 2008 Investor"), pursuant to which we issued a total of $1,500,000 in principal amount of convertible notes (the "July 2008 Note"). The July 2008 Note is repayable on the earlier of (a) the first closing of a private placement of our debt or equity securities to institutional investors in an institutional capital raise (the "Institutional Private Placement") or (b) December 31, 2008. To secure repayment of the July 2008 Note, certain third parties agreed to pledge a total of 375,000 shares of common stock (the "July 2008 Collateral") of an unrelated, privately held third party corporation pursuant to the terms and provisions of a Pledge and Escrow Agreement.

      The July 2008 Note bears interest at the rate of 15% per annum based on a 360-day year, of which 60 days' worth of interest, equal to $37,500, was prepaid on the closing of the July 2008 Note. As additional consideration, we paid the July 2008 Investor upon the closing of the July 2008 Note an origination fee of five percent (5%) of the amount of the loan, equal to $75,000. We received net proceeds of approximately $585,000 after deducting prepaid interest and fees and expenses of the offering, and after repayment of certain debt and other obligations owed by us. We plan to use the remaining net proceeds received in this financing for working capital.

      The July 2008 Note, together with accrued but unpaid interest, is convertible at the option of the July 2008 Investor, into shares of our common stock at a price equal to the lower of (a) the conversion price for convertible debt issued in the first closing of the Institutional Private Placement or (b) $0.20 per share. The shares issuable upon conversion of the July 2008 Note are entitled to piggyback registration rights.

      In connection with the July 2008 Note financing, we agreed to issue to the July 2008 Investor warrants to purchase up to 3,000,000 shares of our common stock, which have an exercise price of $0.20 per share and a term of five years from the date of issuance. The shares of common stock issuable upon exercise of such warrant are entitled to piggyback registration rights.

      Certain members of our management agreed to transfer 525,000 shares of U.S. Helicopter common stock to the July 2008 Investor as an inducement to purchase the July 2008 Note. Such shares are also entitled to piggyback registration rights. In addition, certain members of our management have agreed to transfer a total of 1,225,000 shares of U.S. Helicopter common stock to the pledgors and certain third parties as an inducement to the pledgors to pledge the July 2008 Collateral, in consideration of an existing lender's agreement to forbear from exercising its rights under its outstanding note agreement, and other consideration.

      Commissions paid by us in connection with this transaction consisted of an 8% placement fee to certain third parties. In addition, we agreed to pay to the pledgors fees totaling $195,000 as an inducement to pledge the July 2008 Collateral securing the repayment of the July 2008 Note.

MAY 2008 NOTE FINANCING

      On May 30, 2008, we closed on a $250,000 convertible bridge loan financing with an existing bridge lender in accordance with a Convertible Note Purchase Agreement, pursuant to which we issued a total of $250,000 in principal amount of convertible notes (the "May 2008 Notes"). Such notes accrue interest at the rate of 15% per annum and are repayable on or before the earlier of the earlier of (a) the next closing of a private placement of our debt or equity securities, or (b) 60 days after the date of the loan. We repaid this loan in full with proceeds received in the July 2008 Note financing as described above.

MARCH 2008 CONVERTIBLE DEBENTURE FINANCING

      We received gross proceeds totaling $1,250,000 from YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. ("YA") pursuant to a Securities Purchase Agreement dated March 31, 2008 (the "March 2008 SPA"). Pursuant to the March 2008 SPA, we issued convertible debentures in the principal amount of $1,250,000 (the "March 2008 Debenture"). The March 2008 Debenture bears interest at a rate of 18% per annum and is convertible into shares of our common stock at the option of YA any time up to maturity at a conversion price equal to the lesser of $0.30 or 80% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the conversion date. The March 2008 Debenture is repayable as of the earlier of September 30, 2008 or (b) on the closing date of the next equity financing completed by us resulting in not less than $5.0 million in gross proceeds. We used approximately $613,000 of the proceeds received in connection with the March 2008 Debenture to repay all amounts due and owing under a debenture issued to YA on March 14, 2008. We used the remaining proceeds received in this financing for working capital.

      Pursuant to the March 2008 SPA, we also issued warrants to YA to purchase a total of 2,783,333 shares of our common stock with an exercise price of $0.01 per share. The warrants are exercisable for a period of five years after issuance.

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

      In addition, in the event we close on any debt or equity financing after the issuance date of the March 2007 Debenture, we are required to use 100% of the net proceeds of such financings to prepay outstanding amounts under the March 2007 Debenture until the March 2007 Debenture is repaid in full. In connection with this financing, we also agreed to repay up to a total of $5million owed to YA pursuant to the March 2007, November 2006 and March 2006 Debentures in the event we are successful in raising $5.0 million in two separate private placement transactions. YA agreed to waive these provisions on a one-time basis in connection with the financing transaction with IFA and the 2007 Convertible Notes as described above.

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

MANAGEMENT'S PLANS TO OVERCOME OPERATING AND LIQUIDITY DIFFICULTIES

      Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market and other markets will require additional capital. As of June 30, 2008, we had $203,719 in cash. As of the date of this report, we believe that we will be able to satisfy our cash requirements through August, 2008, assuming no additional financing is completed. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with our current cash and expected revenues from operations.

      We have recently entered into a number of financing transactions (see Notes 7, 8 and 13 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.

         We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. During the next twelve months, we anticipate that we will need approximately $10.0 million of working capital (inclusive of capital expenditures), $16.0 million of lease financing, and $8.7 million to repay debt, including $5.9 million of convertible debentures due on June 30, 2009.

         Such capital is expected to come from helicopter lease financing and the sale of equity or debt securities. As of the date of this report, we are in discussions with financing sources for helicopter operating lease financing. We believe that if we are successful in raising approximately $34.7 million through $16.0 million of operating lease financing and $18.7 million of some combination of debt and equity financings, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital improvements over the next 12 months. There can be no assurances, however, that we will be able to complete such financings on terms favorable to us or at all.

         We are also in the process of seeking additional bridge financing of up to $3.0 million. We have been seeking $20.0 million of long term equity financing during the past several months. We have met with a number of strategic investors who have experience in long term aviation finance. We believe that we will conclude such a financing on or before November 1, 2008. We cannot provide assurance, however, that we will be successful in obtaining the required short-term bridge financing or long-term equity financing that we are seeking on a timely basis or at all.

GOING CONCERN MATTERS

      The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities. Since our inception, we have incurred losses, have an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business will likely require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

ADDITIONAL INFORMATION

      With respect to our cash requirements and sources during the next 12 months, see Management's Discussion and Analysis - Liquidity and Financial Condition. We plan to lease or purchase approximately one additional used, low-time helicopter during the third quarter of 2008. During that time period, we expect that our most significant equipment-related and plant-related expenses will be a combination of helicopter lease and/or debt payments (approximately $2.5 million. With respect to changes in number of employees, we have 55 full time employees and 10 part-time employees as of June 30, 2008 and expect to have approximately 82 full-time and 15 part-time employees at the end of 2008.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 2008, the FASB issued FSP FAS 157-1. FSP FAS 157-1 amends SFAS 157, "Fair Value Measures" ("FAS 157") to exclude FASB Statement No. 13, "Accounting for Leases" (FAS 13), and its related interpretive accounting pronouncements that address leasing transactions. The FASB decided to exclude leasing transactions covered by FAS 13 in order to allow it to more broadly consider the use of fair value measurements for these transactions as part of its project to comprehensively reconsider the accounting for leasing transactions.

         In February 2008, the FASB issued FSP FAS 157-2. FSP FAS 157-2 delays the effective date of FAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The delay gives the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157 to these assets and liabilities. For items covered by the FSP, FAS 157 will now go into effect in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years.

         In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

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


         In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". The FSP provides new accounting guidance for certain types of convertible debt instruments not addressed in previously issued accounting pronouncements requiring separate accounting for liability and equity components of convertible debt in a manner which will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for fiscal years beginning after December 15, 2008 along with interim periods within those fiscal years. Also, this FSP requires retrospective application to all periods presented with certain exceptions for instruments outstanding in the period of adoption. We believe the issuance of this FSP will have an impact on our financial reporting. However, those effects are currently indeterminable.

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

      We began operations on March 27, 2006 but had no revenue from operations prior to that date. We have relied on and will continue to rely on significant external financing to fund our operations. To date our financing has come from the sale of approximately $14.53 million of convertible debentures $1.75 million of warrant exercises, $14.1 million in private placement proceeds from the sale of our equity securities in 2005, 2007 and 2008, $2.87 million from the sale of convertible notes in 2005, 2007 and 2008, $0.3 million in private placement proceeds in the 2004 Private Placement, and $11.0 million that will be available to us under the SEDA (the "SEDA funds") upon the effectiveness of a registration statement. We anticipate that we will need to raise $12.5 million in additional capital to finance operations through year-end 2008, assuming that our results of operations reasonably correspond to our business plan. We must also raise $16.0 million for the leasing of aircraft.

      Our operations since inception in March 2003 have not generated a profit. We generated a net loss of $(17,865) during the period from inception in March 2003 to December 31, 2003, a net loss of $(549,961) during the twelve months ended December 31, 2004, a net loss of $(2,546,291) for the 12 months ended December 31, 2005, a net loss of $(9,619,760) for the 12 months ended December 31, 2006, a net loss of $(15,643,488) for the 12 months ended December 31, 2007 and a net loss of $(5,736,457) for the six months ended June 30, 2008.

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

      We have received our initial four aircraft between November 2005 and May 2006. Our estimated delivery of four additional aircraft through March, 2009 is as follows:

      o November 2, 2005: Received one Sikorsky S-76B aircraft
      o December 1, 2005: Received one Sikorsky S-76B aircraft
      o February 14, 2006: Received one Sikorsky S-76B aircraft
      o May 15, 2006: Received one Sikorsky S-76B aircraft
      o September, 2008: Anticipated delivery of one Sikorsky S-76B aircraft
      o November, 2008: Anticipated delivery of one Sikorsky S-76B aircraft
      o January, 2009: Anticipated delivery of one Sikorsky S-76B aircraft
      o March, 2009: Anticipated delivery of one Sikorsky S-76B aircraft

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

      OUR FINANCIAL CONDITION AND OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN MAY SUFFER IN THE EVENT WE ARE UNABLE TO RESOLVE ALL MATTERS WITH A MAINTENANCE PROVIDER FOR OUR AIRCRAFT, AS WELL AS CERTAIN OTHER OF OUR VENDORS.

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

      On July 10, 2008, we reached an agreement (the "Standstill Agreement") with the Other Party providing for a 60 day standstill and forbearance period whereby each party has agreed to refrain from seeking to enforce its respective rights under certain lease agreements (the "Lease Agreements") and technical support agreements (the "Support Agreements") relating to three of our aircraft. As part of the Agreement, we agreed to a revised payment schedule under the Lease Agreements and the Support Agreements, and we preserved our claims against the Other Party up to the amounts paid to the Other Party under such agreements between January 1, 2008 and the commencement of the standstill period. As of the date of this Report, we have not made one payment in the amount of $100,000 that was required to be made as of August 15, 2008. We are in the midst of seeking additional capital to meet our payment obligations to the Other Party.

      The Other Party and we are currently in the process of negotiating a global settlement of our respective claims as they pertain to payment and other obligations under the Lease Agreements and the Support Agreements, including the repair of one aircraft by the Other Party and the possibility of a revised lease agreement for such aircraft. There can be no assurances, however, that we will be able to reach a settlement agreement prior to the termination of the standstill and forbearance period on terms favorable to us or at all.

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

      In addition to the above, we are in default to certain other third parties in connection with payments to certain vendors for services rendered and payments to other parties that are necessary to operate our business. We are attempting to seek additional financing to meet our payment obligations to such third parties. If we are unable to satisfy such payment obligations, such third parties may suspend services rendered to us, or we may become subject to litigation or other collection efforts which may negatively impact our ability to implement our business plan or our financial condition.

                          RISKS RELATED TO YA FINANCING

      We are party to certain agreements with YA relating to the issuance of approximately $14.53 million in convertible debentures (together, the "Convertible Debentures") and the sale of up to $11.0 million worth of our common stock pursuant to the SEDA. Investors should be aware that there are certain risks and uncertainties associated with such agreements. In addition, while the Company entered into the SEDA in August, 2004, in light of the successful financings that the Company has closed since then, it does not currently intend to file a registration statement to register the shares issuable under the SEDA. The decision in this regard is anticipated by December 31, 2008. Investors should take this into account when considering the following risk factors.

      YA COULD ACQUIRE A SIGNIFICANT AMOUNT OF OUR COMMON STOCK AND, IF IT DOES SO, COULD EXERCISE SIGNIFICANT INFLUENCE OVER US.

      YA owned 2,763,848 shares of common stock as of June 30, 2008 and, based upon the conversion rights under the March 2006, November 2006, March 2007 and March 2008 Convertible Debentures, could acquire up to approximately 50.64% of our common stock based on a conversion price of $0.30 per share, or an estimated 66.53% if the conversion price is assumed to be $0.15 per share, or an estimated 74.68% if the conversion price is assumed to be $0.10 per share. Such calculation does not take into account applicable DOT restrictions on foreign ownership, which prohibits foreign persons including YA from acquiring more than 24.9% of our common stock, or more than 49% of our overall outstanding equity without regard to voting rights, subject to DOT approval. The acquisition of such interest would be dependent upon the non-applicability of such regulations, the occurrence of an event of default under the Convertible Debentures and a waiver of YA's restriction on owning more than 4.99% of our issued and outstanding common stock. If YA acquired such 50.64%-74.68% of our common stock, it could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of YA may differ from the interests of other stockholders.

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

      There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      Our Annual Meeting of Stockholders was held on June 19, 2008. The following sets forth the actions considered and the results of the voting:

PROPOSAL I: Election of Directors

      The Board of Directors nominated the directors listed below to stand for re-election for the terms noted below. The voting results for each director are as follows:

                                                                      Number of Shares
                                                           For            Against         Abstained
                                                        ----------    ----------------      -----
CLASS I DIRECTORS: NOMINATED FOR ONE-YEAR TERM
     John M. Capozzi                                    27,193,450           0              4,000
     Col. Clinton L. Pagano, Sr. (Ret.)                 27,196,450           0              1,000
     Edward J. Sherman                                  27,196,450           0              1,000

CLASS II DIRECTORS: NOMINATED FOR TWO-YEAR TERM
     John G. Murphy                                     27,192,449           0              5,001
     George A. Fechter                                  27,196,450           0              1,000
     Stephen T. Wills                                   27,196,450           0              1,000

CLASS III DIRECTORS: NOMINATED FOR THREE-YEAR TERM
     Dean C. Borgman                                    27,196,450           0              1,000
     Christopher D. Brady                               27,196,450           0              1,000
     Richard L. Bushman                                 27,196,450           0              1,000

PROPOSAL II: Ratification of Appointment of Independent Registered Public Accounting Firm

      The stockholders ratified the selection by the Board of Directors of Moore Stephens, P.C. as our independent registered public accounting firm for our fiscal year ending December 31, 2008: 27,195,250 common shares for; 2,200 against; none abstaining; and no broker non-votes.

PROPOSAL III: Amendment to Certificate of Incorporation

      The stockholders approved an amendment to our Certificate of Incorporation to increase the total number of authorized shares to 525,000,000 shares, composed of 500,000,000 shares of common stock and 25,000,000 shares of preferred stock: 27,196,450 common shares for; 1,000 shares against; none abstaining; and no broker non-votes.

PROPOSAL IV: Approval of 2007 Stock Incentive Plan

      The stockholders approved the adoption of our 2007 Stock Incentive Plan (the "2007 Plan"), which was adopted by the Board on December 4, 2007. Pursuant to the 2007 Plan, we have reserved the right to issue up to 6,000,000 shares of common stock in the form of awards to certain employees, non-employee directors and other individuals providing services to us. The 2007 Plan terminates in 2017. A total of 27,181,350 common shares voted in favor of the 2007 Plan, with 16,100 shares against, none abstaining and no broker non-votes.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

      The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.72 Note Purchase Agreement dated as of July 3, 2008 by and between U.S. Helicopter Corporation and Barry J. Belmont+

10.73 Convertible Promissory Note dated July 3, 2008 in the principal amount of $1,500,000 issued in favor of Barry J. Belmont+

10.74 Warrant to Purchase up to 3,000,000 Shares of Common Stock of U.S. Helicopter Corporation issued to Barry J. Belmont and dated July 3, 2008+

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002+

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

                               U.S. HELICOPTER CORPORATION

Date: August 19, 2008          By: /S/ JOHN G. MURPHY
                                   -------------------------------------
                                   John G. Murphy
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)

                               By: /S/ GEORGE J. MEHM, JR.
                                   -------------------------------------
                                   George J. Mehm, Jr.
                                   Chief Financial Officer and
                                   Senior Vice President
                                   (Principal Financial and Accounting Officer)