Form 10-Q
period 2008-09-30
U.S. Helicopter CORP
filed 2008-11-19
CIK 1309140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

(MARK ONE)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM              TO
                                     ------------    ------------

                        COMMISSION FILE NUMBER 001-32580

                                    ---------

                           U.S. HELICOPTER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    ---------

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

                                    ---------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2008, 45,712,669 shares of common stock.

                           U.S. HELICOPTER CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2008

                                      INDEX

                                                                            PAGE

                          PART 1--FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
           Balance Sheets                                                      1
           Statements of Operations                                            3
           Statements of Cash Flows                                            4
           Notes to Financial Statements                                       5
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATION                                           15
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         34
ITEM 4.    CONTROLS AND PROCEDURES                                            34

                           PART II--OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                  36
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        36
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                    36
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                36
ITEM 5.    OTHER INFORMATION                                                  36
ITEM 6.    EXHIBITS                                                           36

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. HELICOPTER CORPORATION
BALANCE SHEETS AS OF

                                                    SEPTEMBER 30,
                                                        2008        DECEMBER 31,
ASSETS:                                              [UNAUDITED]        2007*
                                                     -----------        -----
CURRENT ASSETS:
  Cash                                               $   274,343    $   670,136
  Restricted Cash                                        179,465        179,325
  Accounts Receivable                                    482,891        347,495
  Inventory                                               45,918         45,032
  Prepaid Expenses                                        57,630        150,820
  Other Current Assets                                   375,602        121,079
                                                     -------------  -----------
   TOTAL CURRENT ASSETS                                1,415,849      1,513,887
                                                     -------------  -----------
PROPERTY AND EQUIPMENT:
  Leasehold Improvements                               1,418,109      1,346,935
  Office Equipment                                       185,890        167,564
  Less: Accumulated Depreciation and Amortization       (939,391)      (658,808)
                                                     -------------  -----------
PROPERTY AND EQUIPMENT, NET                              664,608        855,691
                                                     -------------  -----------
OTHER ASSETS:
  Deferred Financing Costs, Net                          722,671          9,852
  Deferred Offering Costs                                201,251         45,421
  Deposits                                               898,380        893,506
                                                     -------------  -----------
   TOTAL OTHER ASSETS                                  1,822,302        948,779
                                                     -------------  -----------
   TOTAL ASSETS                                      $ 3,902,759    $ 3,318,357
                                                     =============  ===========

* Derived from audited financial statements for the year ended December 31, 2007 (see Form 10-KSB Annual Report filed on April 15, 2008 with the Securities and Exchange Commission).

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

U.S. HELICOPTER CORPORATION
BALANCE SHEETS AS OF

                                                   SEPTEMBER 30,
                                                        2008       DECEMBER 31,
                                                    [UNAUDITED]        2007*
LIABILITIES AND STOCKHOLDERS' [DEFICIT]:
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses            $  6,081,002    $  3,699,705
  Note Payable, Net                                   6,311,012         844,838
  Derivative Liability                                2,205,001              --
  Deferred Salary and Taxes Payable                       9,081           9,081
  Accrued Salary and Taxes Payable                      175,704          83,375
  Air Traffic Liability                                 238,481         190,685
                                                   --------------  ------------
  TOTAL CURRENT LIABILITIES                          15,020,281       4,827,684

LONG-TERM DEBT, NET                                   1,163,370       4,980,692

LONG-TERM DERIVATIVE LIABILITY                        3,128,512       1,572,661

DEFERRED CHARGES                                        284,897         376,746
                                                   --------------  ------------
  TOTAL LIABILITIES                                  19,597,060      11,757,783
                                                   --------------  ------------
COMMITMENTS AND CONTINGENCIES                                --              --
                                                   --------------  ------------
STOCKHOLDERS' [DEFICIT]:
  Convertible Series A Preferred Stock, $0.001
   Par Value; 25,000,000 and 1,500,000 Shares
   Authorized; -0- Shares Issued and Outstanding             --              --

  Common Stock, $0.001 Par Value; 500,000,000
   and 95,000,000 Shares Authorized;45,612,671
   and 45,554,171 Issued and Outstanding                 45,612          45,554

  Additional Paid-In Capital                         22,872,484      19,929,875

  Deferred Equity Compensation                         (130,202)        (37,490)

  Accumulated Deficit                               (38,482,195)    (28,377,365)

  TOTAL STOCKHOLDERS' [DEFICIT]                     (15,694,301)     (8,439,426)
                                                   --------------  ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' [DEFICIT]    $  3,902,759    $  3,318,357
                                                   ==============  ============


* Derived from audited financial statements for the year ended De cember 31, 2007 (see Form 10-KSB Annual Report filed on April 15, 2008 with the Securities and Exchange Commission).

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

U.S. HELICOPTER CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                 2008            2007            2008            2007
                                                 ----            ----            ----            ----
Revenues                                     $  1,371,285    $  1,589,494    $  3,280,810    $  2,769,422
                                             ------------    ------------    ------------    ------------
EXPENSES:
  Payroll                                         678,954         985,788       2,219,320       2,971,321
  Payroll Taxes and Benefits                      129,080         131,721         423,055         411,842
  Crew Costs and Other                             33,384           8,023         152,559         228,066
  Substitute Service/Interrupted Passenger         74,075          10,624          88,993          11,959
  Maintenance                                     293,682         490,097         912,544       1,248,502
  Fuel                                            246,059         215,016         536,322         484,704
  Aircraft and Traffic Servicing                  190,866         232,921         573,773         627,219
  Other Taxes                                          --           2,090           1,352           6,374
  Professional Fees                               395,147         414,398       1,214,845       1,391,905
  Insurance                                       182,639         167,327         470,528         570,444
  Office Expense                                   33,605          60,459         160,674         175,879
  Website and Website Design                        2,625           1,700           8,775           9,755
  Travel                                           28,809           8,553          59,936          31,458
  Rent                                            156,353         143,539         445,928         406,280
  Lease Expense - equipment                       356,517         471,723       1,298,137       1,424,711
  Reservation Expense                              53,821          79,442         212,448         208,440
  Advertising                                      39,873          60,740         108,328         420,126
  Licenses and Fees                                   139             224           1,199           5,789
  Depreciation and Amortization                   106,415          96,553         280,584         311,592
                                             ------------    ------------    ------------    ------------
          Total Expenses                        3,002,043       3,580,938       9,169,350      10,946,366
                                             ------------    ------------    ------------    ------------
  OPERATING (LOSS)                             (1,630,758)     (1,991,444)     (5,888,540)     (8,176,944)
                                             ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest Income                                   1,514           1,472           4,523          15,485
  Interest Expense                               (342,882)       (291,110)       (858,591)       (733,508)
  Amortization of Deferred Financing Costs       (780,182)     (1,467,506)       (941,330)     (1,728,491)
  Change in Fair Value of Derivative              397,822       2,775,433       1,087,745       2,821,430
  Amortization of Debt Discount                (1,999,070)     (3,103,228)     (3,508,636)     (3,582,824)
                                             ------------    ------------    ------------    ------------
  NET OTHER (EXPENSE)                          (2,722,798)     (2,084,939)     (4,216,289)     (3,207,908)
                                             ------------    ------------    ------------    ------------
  NET (LOSS)                                   (4,353,556)     (4,076,383)   $(10,104,829)   $(11,384,852)
                                             ============    ============    ============    ============
  NET (LOSS) PER COMMON SHARE:

  Basic and Diluted                          $       (.10)   $       (.11)   $       (.22)   $       (.32)
                                             ============    ============    ============    ============
  WEIGHTED AVERAGE NUMBER OF SHARES COMMON
  SHARES OUTSTANDING                           45,612,671      36,681,497      45,582,353      35,955,892
                                             ============    ============    ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

U.S. HELICOPTER CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                             -------------
                                                         2008            2007
                                                         ----            ----
OPERATING ACTIVITIES:
  Net (Loss)                                         $(10,104,830)   $(11,384,852)
  Adjustments to Reconcile Net (Loss)
   to Net Cash (Used for) Operating
   Activities:
    Depreciation Expense                                  280,585         311,592
    Amortization of Deferred Financing Costs              941,330       1,728,491
    Change in Fair Value of Derivative
    Liability                                          (1,087,745)     (2,821,430)
    Amortization of Debt Discount                       3,508,636       3,582,824
    Amortization of Deferred Equity
    Compensation                                           91,205         837,469
    Fees paid for Services - Noncash                       40,898         100,638
   Changes in Assets and Liabilities:
    (Increase) Decrease in:
     Accounts Receivable                                 (135,396)       (315,815)
     Inventory, Prepaid Expenses, and Other
     Current Assets                                      (162,219)        230,885
     Restricted Cash                                         (140)           (629)
    Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities           2,521,422       2,851,146
     Deposits                                              (4,874)        (60,467)
     Deferred Charges                                     (91,849)        (91,514)
                                                     ------------    ------------
  NET CASH - OPERATING ACTIVITIES                      (4,202,977)     (5,031,929)
                                                     ------------    ------------
INVESTING ACTIVITIES:
  Acquisition of Property and Equipment                   (89,501)       (196,171)
                                                     ------------    ------------
FINANCING ACTIVITIES:
  Proceeds From Issuance of Debt                        4,455,000       2,977,537
  Payment of Debt                                        (580,000)             --
  Release of Restricted Cash                                   --              --
  Proceeds from Sale of Common Stock/Warrants           1,067,188          50,500
  Payment of Financing Costs                           (1,045,503)       (389,311)
                                                     ------------    ------------
  NET CASH - FINANCING ACTIVITIES                       3,896,685       2,638,726
                                                     ------------    ------------
  NET (DECREASE) IN CASH                                 (395,793)     (2,589,374)
                                                     ------------    ------------
CASH - BEGINNING OF PERIODS                               670,136       2,620,540
                                                     ------------    ------------
  CASH - END OF PERIODS                              $    274,343    $     31,166
                                                     ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
   Interest                                          $     27,389    $     36,684
   Income Taxes                                      $         --    $         --

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal and recurring nature. The operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

(2) GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities. Since our inception, we have incurred losses, have an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business will likely require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included a going concern opinion as part of our financial statements for the fiscal year ended December 31, 2007.

In addition, during recent weeks the United States and global financial markets have undergone extreme levels of volatility. The United States and global credit markets have also become more restrictive than in the past. We have primarily utilized these markets for financing and raising capital. As a result of the recent changes in these markets, it may not be possible for us to continue to raise capital.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market and other markets will require additional capital. As of September 30, 2008, we had approximately $275,000 in cash. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with our current cash and expected revenues from operations. We have recently entered into a number of financing transactions (see Notes 7 and 8 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.

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

ESTIMATING THE FAIR MARKET VALUE OF OUR COMMON STOCK - The fair market value of our common stock is a significant estimate used in determining the value of our various equity related instruments (options, warrants, conversion features, etc.). In determining the fair market value of our stock we consider such things as the liquidity of our common stock, the most recent equity transactions, changes in the Company's financial position, progressions in product development and the effects of dilutive debt conversions.

REVENUE RECOGNITION - We recognize revenue when transportation has been provided, including scheduled passenger and charter services.

We had revenue for the three months and nine months ended September 30, 2008 and 2007 as follows:

                         Nine Months Ended        Three Months Ended
                           September 30,             September 30,
                           -------------             -------------
                         2008         2007         2008         2007
                         ----         ----         ----         ----

Scheduled Passenger   $2,661,975   $1,935,696   $1,086,242   $1,175,838
Charter                  596,225      809,690      277,829      403,207
Miscellaneous             22,610       24,036        7,214       10,449
                      ----------   ----------   ----------   ----------
Totals                $3,280,810   $2,769,422   $1,371,285   $1,589,494
                      ==========   ==========   ==========   ==========

See other significant accounting policies are set forth in Note 3 to our financial statements in our December 31, 2007 Form 10-KSB.

(4) AIR TRAFFIC LIABILITY

We had an air traffic liability of $238,481 and $190,685 at September 30, 2008 and December 31, 2007, respectively. Air traffic liability refers to tickets we have sold where the passenger has not yet used the ticket to fly. These include seats sold for scheduled future flights and tickets not used for flights which have already occurred. This excludes seats which have been sold to our partners for future flights for which they have not been invoiced.

(5) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed giving effect to all potential dilutive common stock, including options and convertible debentures. For all periods presented, options, convertible shares of Series A Preferred Stock, and convertible debentures were not included in the computation of diluted loss per share because the effect would be antidilutive. However, these instruments may have a dilutive effect in future periods.

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

                                                      Fair Value Measurements at Reporting Date Using
                                               ------------------------------------------------------------
      Description         September 30, 2008    Quoted Prices in
                                               Active Markets for    Significant Other       Significant
                                                Identical Assets     Observable Inputs      Unobservable
                                                    (Level 1)            (Level 2)        Inputs (Level 3)
-----------------------------------------------------------------------------------------------------------
Assets:                   $               --   $               --   $               --   $               --
                          ------------------   ------------------   ------------------   ------------------
TOTAL ASSETS              $               --   $               --   $               --   $               --
                          ==================   ==================   ==================   ==================
LIABILITIES

Derivative Liability -
Short Term (See Note 7)   $        2,205,001   $               --   $        2,205,001   $               --
                          ------------------   ------------------   ------------------   ------------------
Derivative Liability -
Long Term (See Note 7)    $        3,128,512                   --   $        3,128,512   $               --
                          ------------------   ------------------   ------------------   ------------------
TOTAL LIABILITIES         $        5,333,513   $               --   $        5,333,513   $               --
                          ==================   ==================   ==================   ==================

(7) CONVERTIBLE DEBT

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

On February 11, 2008, we completed bridge loan transactions with two investors pursuant to which we issued promissory notes totaling $50,000 in principal that are convertible into shares of our common stock at a price of $0.25 per share (the "February, 2008 Bridge Loans"). In connection with the February 2008 Bridge Loans, we also issued to the Investors warrants to purchase an aggregate of 30,000 shares of our common stock with an exercise price of $0.50 per share and an exercise period of five years. The notes accrue interest at the rate of 15% per annum. The Notes, together with accrued and unpaid interest, are repayable on or before the earlier of the date of the next financing completed by us other than a bridge loan financing, or the six month anniversary of the closing date of the Notes.

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

On July 15, 2008, we entered into a $1,500,000 bridge loan financing pursuant to a Convertible Note Purchase Agreement pursuant to which we issued a total of $1,500,000 in principal amount of convertible notes (the "July 2008 Note"). The July 2008 Note is repayable on the earlier of (a) the first closing of a private placement of our debt or equity securities to institutional investors in an institutional capital raise (the "Institutional Private Placement") or (b) December 31, 2008. To secure repayment of the July 2008 Note, certain third parties agreed to pledge a total of 375,000 shares of common stock (the "Collateral") of an unrelated, privately held third party corporation. The July 2008 Note bears interest at the rate of 15% per annum based on a 360-day year, of which 60 days' worth of interest, equal to $37,500, was prepaid on the closing of the July 2008 Note. As additional consideration, we paid the investor upon the closing of the July 2008 Note an origination fee of five percent (5%) of the amount of the loan, equal to $75,000. The July 2008 Note, together with accrued but unpaid interest, is convertible at the option of the investor, into shares of our common stock at a price equal to the lower of (a) the conversion price for convertible debt issued in the first closing of the Institutional Private Placement or (b) $0.20 per share. In connection with the July 2008 Note financing, we issued to the investor warrants to purchase up to 3,000,000 shares of Common Stock, at an exercise price of $0.20 per share and a term of five years from the date of issuance. Certain members of our management agreed to transfer 525,000 shares of Common Stock with a fair value of $157,500 to the investor as an inducement to purchase the July 2008 Note. Additionally, certain members of management agreed to transfer 1,225,000 shares of Common Stock with a fair value of $367,500 to the pledgors and certain third parties as an inducement to the pledgors to pledge the July 2008 Collateral, in consideration of an existing lender's agreement to forbear from exercising its rights under its outstanding note agreement, and other consideration. In addition, we agreed to pay to the pledgors and certain third parties fees totaling $225,000 as an inducement to pledge the July 2008 Collateral securing the repayment of the July 2008 Note and other consideration.

On August 28, 2008, we closed on a $400,000 bridge loan financing (the "August 2008 Loan") pursuant to a Convertible Note Purchase Agreement dated August 28, 2008 with the November 2008 Investor, pursuant to which we issued a total of $400,000 in principal amount of convertible notes (the "August 2008 Notes"). The August 2008 Notes accrue interest at the rate of 15% per annum, of which 30 days' worth of interest equal to $5,000 was prepaid at the closing of the August 2008 Loan. The Notes, together with accrued and unpaid interest, are convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.20 per share and, upon issuance, were repayable 30 days after the issuance of the August 2008 Notes. In November 2008, we amended the August 2008 Notes and included the principal in the November 2008 Notes as described below. In connection with this financing, we paid an origination fee to the November 2008 Investor equal to 5% of the amount of the Loan, or $20,000, as well as a structuring fee to certain third parties equal to 15% of the amount of the August 2008 Loan, or $60,000. In connection with the August 2008 Loan financing, we agreed to issue to the November 2008 Investor warrants to purchase up to 600,000 shares of our common stock, which have an exercise price of $0.20 per share and a term of five years from the date of issuance. The shares of common stock issuable upon exercise of such warrant are entitled to piggyback registration rights.

On September 12, 2008, we entered into a Note Purchase Agreement with an investor (the "September 2008 Investor"), pursuant to which we issued a total of $125,000 in principal amount of convertible notes (the "September 2008 Notes"). In connection with this financing, we also issued to the September 2008 Investor warrants to purchase an aggregate of 250,000 shares of our common stock as an inducement to enter into the transaction. Such warrants contain an exercise price of $0.20 per share and are exercisable for a period of five years. The September 2008 Notes accrue interest at the rate of 15% per annum from the date of issuance. We also paid origination fees totaling $6,250 to the September 2008 Investor upon the closing of the September 2008 Notes. We also paid a 15% structuring fee to the September 2008 Investor totaling $18,750 as an inducement to make the loan. The September 2008 Notes, together with accrued and unpaid interest, are convertible at the option of the holder into shares of Common Stock at a conversion price equal to $0.20 per share. The September 2008 Notes, along with all accrued and unpaid interest, were repayable 30 days after the closing of the September 2008 Notes.

On September 30, 2008 we entered into a $250,000 bridge loan financing (the "September 30, 2008 Note"). The September 30, 2008 Note is repayable on September 30, 2009. To secure repayment, certain third parties agreed to pledge a total of 25,000 shares of common stock of an unrelated, privately held third party corporation. The September 30, 2008 Note bears interest at the rate of 15% per annum of which 60 days worth of interest, equal to $6,250, was prepaid on the closing of the September 30, 2008 Note. We paid an origination fee of five percent (5%) of the a mount of the loan, equal to $12,500. The Note, together with accrued but unpaid interest, is convertible into shares of our common stock, at a price equal to $0.20 per share. In connection with this financing, we agreed to issue warrants to purchase up to 1,250,000 shares of Common Stock, with an exercise price of $0.20 per share and a term of five years. Certain members of our management agreed to transfer 125,000 shares of Common Stock with a fair value of $37,500 to the lender as an inducement to making the loan. We paid fees totaling $25,000 as an inducement to pledge the Collateral securing the repayment of the September 30, 2008 Note. In addition, certain members of our management have agreed to transfer a total of 154,167 shares of Common Stock with a fair value of $46,250 to the Pledgors and certain third parties as an inducement to the Pledgors to pledge the Collateral, in consideration of an existing lender's agreement to forbear from exercising its rights under its outstanding note agreement, and other consideration.

Future principal repayments as of September 30, 2008 are as follows:

Year Ended
September 30,
   2009                               10,619,838
   2010                                2,750,000
   Thereafter                                 --
                                    ------------
   TOTAL                            $ 13,369,838
                                    ============

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

(9) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Total rental expense was $156,353 and $143,539 respectively, for the three month periods ended September 30, 2008 and 2007, and $445,928 and $406,280, respectively for the nine month periods ended September 30, 2008 and 2007.

In 2005 and 2006, we entered into separate five year operating leases for three Sikorsky S-76 helicopters with a different lessor. These leases expire five years after the commencement of the leases or upon redelivery to the lessor. Rent on two of the helicopters is payable at the monthly rate of $35,834 per month and at a monthly rate of $45,417 for the third helicopter. Each lease provides that the lessor will finance up to $200,000 per helicopter towards the costs of shipping and modification; the amortization of this amount is included in the lease payment. The net effect of this is the Deferred Charges balance of $284,897 at September 30, 2008, which amount will be amortized as a reduction in the rental expense over the life of each lease. There are no purchase or renewal options. In connection with these leases, we entered into a Technical Support Agreement ("Support Agreement") where we will pay a set rate per flight hour, subject to price escalation, to cover all of the helicopter's major maintenance costs.

On July 10, 2008, we reached an agreement (the "Standstill Agreement") with the lessor of certain of our equipment (the "Other Party") providing for a 60 day standstill and forbearance period whereby each party has agreed to refrain from seeking to enforce its respective rights under certain lease agreements (the "Lease Agreements") and technical support agreements (the "Support Agreements") relating to three of our aircraft. The Standstill Agreement was subsequently extended to September 30, 2008. As part of the Agreement, we agreed to a revised payment schedule under the Lease Agreements and the Support Agreements, and we preserved our claims against the Other Party up to the amounts paid to the Other Party under such agreements between January 1, 2008 and the commencement of the standstill period. The Other Party and we are currently in the process of negotiating a global settlement of our respective claims as they pertain to payment and other obligations under the Lease Agreements and the Support Agreements, including the return or repair of at least one aircraft by the Other Party and the possibility of a revised lease agreement for such aircraft. There can be no assurances, however, that we will be able to reach a settlement agreement favorable to us or at all.

Minimum future lease rent payments as of September 30, 2008 were:

Period Ending
September 30,
   2009                                        1,617,160
   2010                                        1,419,184
   2011                                          568,757
   2012                                               --
                                            ------------
   TOTAL MINIMUM FUTURE LEASE PAYMENTS      $  3,605,101
                                            ============

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

(10) RELATED PARTY TRANSACTIONS

On July 15, 2008, we closed on the July 2008 Note transaction as described in
Note 7 in the principal amount of $1,500,000. Pursuant to the July 2008 Note transaction, certain persons (the "Third Party Pledgors") pledged shares of common stock of an unrelated third party corporation (the "Pledge Entity") to secure repayment of the July 2008 Note in exchange for certain payments and other consideration. Thomas P. Gallagher, our Corporate Secretary, is one of the pledgors of the shares of common stock of such entity securing repayment of the July 2008 Note. The estimated value of the collateral pledged by Mr. Gallagher for the July 2008 Note is approximately $275,000.

In addition, on September 30, 2008, we entered into the September 30, 2008 Note financing as described in Note 7 above in the principal amount of $250,000. Pursuant to the September 30, 2008 Note transaction, the Third Party Pledgors pledged additional shares of common stock of the Pledge Entity to secure repayment of the September 30, 2008 Note in exchange for certain payments and other consideration. Thomas P. Gallagher, our Corporate Secretary, is one of the pledgors of the shares of common stock of the Pledge Entity securing repayment of the September 30, 2008 Note. The estimated value of the collateral pledged by Mr. Gallagher for the September 30, 2008 Note is approximately $18,500.

      In addition, on November 7, 2008, we closed on a $250,000 bridge loan financing (the "Additional Loan") pursuant to an Amended and Restated Convertible Note Purchase Agreement dated November 7, 2008 with Philadelphia Financial, LLC (the "Investor") as described in Note 13 below. Pursuant to this transaction, we issued a total of $650,000 in principal amount of convertible notes (the "November 2008 Notes"), which includes an advance in the principal amount of $400,000 made to us on August 28, 2008 (the "First Advance"). The Third Party Pledgors pledged additional shares of common stock of the Pledge Entity to secure repayment of the November 2008 Notes in exchange for certain payments and other consideration. Thomas P. Gallagher, our Corporate Secretary, is one of the pledgors of the shares of common stock of the Pledge Entity securing repayment of the November 2008 Notes. The estimated value of the collateral pledged by Mr. Gallagher for the November 2008 Notes is approximately $18,500.

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

These future deductions were recorded by us as deferred tax assets totaling approximately $1,558,000 at December 31, 2007. As the effective utilization of this deferred tax asset is dependent on future taxable profits, a valuation allowance of approximately $1,558,000 was recorded at December 31, 2007, leaving a net deferred tax asset of $-0- for all periods presented and the valuation allowance decreased by $370,000 in 2007.

We have approximately $24,100,000 of net operating losses ("NOLS") that have not been used for tax purposes as of December 31, 2007. These NOLs expire twenty years following the year in which the loss occurred. Our NOLs begin expiring in 2023. The amount of loss carryforwards may be limited under regulations detailed in Section 382 of the Internal Revenue Code. Section 382 contains a complex set of rules which limit the carryforward of NOLs in periods following a greater than 50 percent ownership change, as defined. We are currently in the process of determining the effect of such limitations.

(12) RECENT ACCOUNTING PRONOUNCEMENTS

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

FSP FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FASB Statement No. 154, Accounting Changes and Error Corrections, paragraph 19). The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.

(13) SUBSEQUENT EVENTS

On or about October 1, 2008, we entered into a Consulting Agreement with the September 30, 2008 Investor whereby we agreed to issue 250,000 restricted shares of Common Stock in exchange for certain consulting services rendered to us for the one year period commencing on October 1, 2008.

On November 7, 2008, we closed on a $250,000 bridge loan financing (the "Additional Loan") pursuant to an Amended and Restated Convertible Note Purchase Agreement dated November 7, 2008 with Philadelphia Financial, LLC (the "Investor"), pursuant to which we issued a total of $650,000 in principal amount of convertible notes (the "November 2008 Notes"), which includes an advance in the principal amount of $400,000 made to us on August 28, 2008 (the "First Advance").

The November 2008 Notes accrue interest at the rate of 15% per annum, of which 60 days worth of interest under the Additional Loan equal to $6,250 was prepaid at the closing of the Additional Loan. The Notes, together with accrued and unpaid interest, are convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.20 per share of our common stock and are repayable on the earlier of (a) 90 days after the issuance of the Notes or (b) the date upon which we receive at least $3.0 million in gross proceeds in a private placement of our securities. As a result, the maturity date for the First Advance was extended by a minimum of 130 days. To secure repayment of the November 2008 Notes, certain third parties agreed to pledge a total of 25,000 shares of common stock of an unrelated, privately held third party corporation (the "Third Party Collateral"). In addition, to secure repayment of the Notes, certain members of our management agreed to pledge a total of 600,000 shares of our Common Stock pursuant to the terms of a second Pledge and Escrow Agreement. We paid an origination fee to the Investor equal to 5% of the amount of the Additional Loan, or $12,500, as well as an origination fee to certain third parties equal to 8% of the amount of the Additional Loan, or $20,000. In addition, we agreed to pay to the Third Party Pledgors a fee totaling $25,000 as an inducement to pledge the Third Party Collateral securing the repayment of the Notes. We agreed to issue to the Investor warrants to purchase up to 937,500 shares of our Common Stock, which have an exercise price of $0.20 per share and a term of five years from the date of issuance.

On or about November 1, 2008, the City of New York transferred management of the Downtown Manhattan Heliport (the "DMH") from the Port Authority of New York and New Jersey (the "Port Authority") to FirstFlight, Inc. ("FirstFlight"). Immediately prior to transferring management of the DMH, the Company was advised that FirstFlight did not maintain the approvals required to provide Federal airline security screening at the DMH. As a consequence, we have been unable to provide either scheduled or charter flight services from the DMH since November 1, 2008 due to the lack of TSA-approved security screening services and will not be able to do so until FirstFlight obtains all required TSA approvals. We have been advised that FirstFlight and the TSA are working diligently to ensure that FirstFlight has all required approvals as quickly as possible; however, there can be no assurances that FirstFlight will obtain such approvals on a timely basis or at all. Accordingly, our financial condition and our ability to implement our business plan may suffer in the event that we are unable to conduct our flight operations from the DMH for an extended period of time.

In addition, we are negotiating in good faith with FirstFlight for a new operating agreement with such entity. FirstFlight has agreed to abide by the same terms observed by the Port Authority through November 30, 2008. While our management believes that a mutually acceptable agreement will be entered into prior to such date, there can be no assurances that we will be able to enter into an agreement with FirstFlight on a timely basis or at all.

On November 19, 2008, we entered into a Note Purchase Agreement with an investor (the "November 19, 2008 Investor"), pursuant to which we agreed to issue a total of $1,000,000 in principal amount of notes (the "November 19, 2008 Notes"). In connection with this financing, we also agreed to issue to the November 19, 2008 Investor warrants to purchase an aggregate of 2,000,000 shares of our common stock as an inducement to enter into the transaction. Such warrants contain an exercise price of $0.20 per share, are exercisable for a period of five years and carry piggyback registration rights for the shares underlying such warrants.

The first closing of the November 19, 2008 Notes took place on November 19, 2008, pursuant to which we issued a promissory note in the principal amount of $500,000 and warrants to purchase up to 1,000,000 shares of our common stock. The parties agreed that the closing of the second tranche in an amount of $500,000 will occur on December 22, 2008, pursuant to which we will issue a note in the principal amount of $500,000 and additional warrants to purchase up to 1,000,000 shares of our common stock.

The November 19, 2008 Notes accrue interest at the rate of 15% per annum from the date of issuance. We also paid origination fees totaling $25,000 to the November 19, 2008 Investor upon the first closing, as well as 60 days' worth of prepaid interest under the initial $500,000 advance made by the November 19, 2008 Investor. Such fees are also payable upon the closing of the second tranche of $500,000.

The September 2008 Notes, along with all accrued and unpaid interest, are repayable on the earlier of (a) January 31, 2009 or (b) the date upon which we receive at least $5.0 million in gross proceeds pursuant to a sale of our securities in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Notwithstanding the foregoing, we agreed to remit certain payments made by our largest customer on a monthly basis in the event that the November 19, 2008 Investor elects because of a default under the November 19, 2008 Notes, or the investor reasonably believes that (i) our financial condition has experienced a material adverse change, or is reasonably likely to experience a material adverse change in the immediate future, or (ii) we have failed to make sufficient progress towards obtaining financing from potential investors identified by the Company.

AGREEMENT WITH LESSOR - The Company reached an agreement (the "Agreement") as of July 10, 2008 with its primary equipment lessor and maintenance provider (the "Lessor") providing for a 60 day standstill and forbearance period whereby each party has agreed to refrain from seeking to enforce its respective rights under certain lease agreements (the "Lease Agreements") and Technical Support Agreements (the "Support Agreements") relating to three of the Company's aircraft. The Agreement was subsequently extended to September 30, 2008. As part of the Agreement, the Company and the Lessor agreed to a revised payment schedule under the Lease Agreements and the Support Agreements, and the Company preserved its claims against the Lessor up to the amounts paid to the Lessor under such agreements between January 1, 2008 and the commencement of the standstill period. The Company and the Lessor are currently in the process of negotiating a global settlement of their respective claims as they pertain to payment and other obligations under the Lease Agreements and the Support Agreements, including a revised payment schedule, a new power-by-the-hour agreement, the return of at least one aircraft to the Lessor and the possibility of a revised lease agreement for such aircraft. There can be no assurances, however, that the Company and the Lessor will be able to reach a settlement agreement on terms favorable to the Company or at all.

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

      We believe the timing is favorable, particularly in light of traffic congestion problems affecting many of the nation's highways serving major metropolitan areas during peak traffic hours (especially direct and connecting routes to major airports where gridlock has become the norm), to introduce our new Metro-hop Airport Shuttle Service ("MASS"). Our MASS service will provide regular, scheduled passenger helicopter service between many of the nation's larger metropolitan airports and surrounding city-based heliports. On March 27, 2006, we commenced regularly scheduled flight operations between the Downtown Manhattan Heliport and Kennedy Airport. We estimate that there are annually over 29 million air passengers traveling in and out of Manhattan who could utilize a regularly scheduled helicopter service to access major airports, when it becomes available.

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

                              RESULTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO
                    THREE MONTHS ENDED SEPTEMBER 30, 2007

         REVENUES For the three months ended September 30, 2008, total revenues decreased to $1,371,285. For the three months ended September 30, 2007, our total revenues were $1,589,494. The decrease in total revenues is attributable to lower charter and passenger revenue as a result of decreased availability of aircraft in the third quarter of 2008 versus 2007.

         PAYROLL EXPENSES Payroll expenses decreased to $678,954 for the three months ended September 30, 2008 from $985,788 for the three months ended September 30, 2007. The decrease in payroll expense is due to a smaller number of employees and reimbursement of certain payroll expenses by third parties.

         PROFESSIONAL FEES For the three months ended September 30, 2008, we incurred professional fees totaling $395,147, compared to $414,398 for the three months ended September 30, 2007. These fees are comprised of legal fees for general matters, accounting fees, assurance fees paid to our independent registered public accounting firm, other consulting fees, transfer agent fees, registered agent fees, security fees and Board of Directors fees.

         EQUIPMENT EXPENSES Equipment lease expenses decreased to $356,517 for the three months ended September 30, 2008 from $471,723 for the three months ended September 30, 2007, due to rent forgiveness on one of our aircraft.

         ADVERTISING EXPENSES Advertising expenses decreased to $39,873 for the three months ended September 30, 2008 from $60,740 for the three months ended September 30, 2007 as a result of less advertising purchased by us.

         OPERATING LOSS We reported an operating loss of $(1,630,758) for the three months ended September 30, 2008 compared to an operating loss of $(1,991,444) for the three months ended September 30, 2007. The decrease in operating loss is due to lower revenue levels offset by a decrease in expenses as described above.

         NET LOSS We reported a net loss of $(4,353,556) for the three months ended September 30, 2008 compared to a net loss of $(4,076,383) for the three months ended September 30, 2007. The decrease in net loss is due to a lower operating loss as described above. Net loss was negatively impacted by higher
(net) non-operating expenses of $(2,722,798) for the three months ended September 30, 2008 compared to (net) non-operating expenses of $(2,084,939) for the three months ended September 30, 2007. The difference is attributable to:
(i) higher interest expense of $342,882; (ii) a gain from changes in the fair value of derivative liabilities in the third quarter of 2007 of $397,822; and
(iii) a significantly higher amortization of debt discount in the third quarter of 2008.

         NET LOSS PER COMMON SHARE Basic and diluted net loss per common share was $(0.10) for the three months ended September 30, 2008 compared to a $(0.11) loss for the three months ended September 30, 2007.

                NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2007

         REVENUES For the nine months ended September 30, 2008, total revenues increased to $3,280,810. For the nine months ended September 30, 2007, our total revenues were $2,769,422. The increase in total revenues for the nine months is attributable to increased passenger counts in 2008 versus 2007 and a higher net fare.

         PAYROLL EXPENSES Payroll expenses decreased to $2,219,320 for the nine months ended September 30, 2008 from $2,971,321 for the nine months ended September 30, 2007. The decrease in payroll expense is due to a smaller number of employees and reimbursement of certain payroll expenses by third parties.

         PROFESSIONAL FEES For the nine incurred professional fees totaling $1,214,845, compared to $1,391,905 for the nine months ended September 30, 2008, we months ended September 30, 2007. These fees are comprised of legal fees for general matters, accounting fees, assurance fees paid to our independent registered public accounting firm, other consulting fees, transfer agent fees, registered agent fees, security fees and Board of Directors fees.

         EQUIPMENT EXPENSES Equipment lease expenses decreased to $1,298,137 for the nine months ended September 30, 2008 from $1,424,711 for the nine months ended September 30, 2007 primarily as a result of rent forgiveness on one of our aircraft.

         ADVERTISING EXPENSES Advertising expenses decreased to $108,328 for the nine months ended September 30, 2008 from $420,126 for the nine months ended September 30, 2007, due to less advertising purchased by us.

         OPERATING LOSS We reported an operating loss of $(5,888,540) for the nine months ended September 30, 2008 compared to an operating loss of $(8,176,944) for the nine months ended September 30, 2007. The decrease in operating loss is due to higher revenue levels and a decrease in expenses as described above.

         NET LOSS We reported a net loss of $(10,104,829) for the nine months ended September 30, 2008 compared to a net loss of $(11,384,852) for the nine months ended September 30, 2007. The decrease in net loss is due to lower expense levels and an increase in revenue as we expanded our operation. Net loss was negatively impacted by higher (net) other expenses of $(4,216,289) for the nine months ended September 30, 2008 compared to (net) other expenses of $(3,207,908) for the nine months ended September 30, 2007. The difference in
(net) other expense is due to: (i) higher interest expense of $(858,591); (ii) a reduced gain from changes in the fair value of derivative liabilities in the first nine months of 2008 and (iii) increased debt discount expense in 2008.

         NET LOSS PER COMMON SHARE Basic and diluted net loss per common share was $(0.22) for the nine months ended September 30, 2008 compared to a $(0.32) loss for the nine months ended September 30, 2007.

      Results of the third quarter are not necessarily indicative of the results for the full year of 2008. Certain of our operations (particularly charter flights and certain seasonal services) will have the effect of increasing our total revenue during the second and third quarters.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

      At September 30, 2008, cash and cash equivalents were $274,343. Total liabilities at September 30, 2008 were $19,597,060, consisting of current liabilities in the aggregate amount of $15,020,281 and long-term liabilities in the amount of $4,576,779. At September 30, 2008, assets included $1,415,849 in current assets, $664,607 in furniture and equipment, net of depreciation; and other assets including debt issuance costs of $1,822,302. As of September 30, 2008, our working capital deficit was $(13,604,432) as compared to $(3,313,797) at December 31, 2007 largely due to an increase in short-term notes payable and derivative liability. We expect to incur additional operating losses as we continue our commercialization efforts.

Our debt before discount at September 30, 2008 and December 31, 2007 were as follows:

                              September 30, 2008     December 31, 2007
                              ------------------     -----------------
Short-term notes              $        7,150,000     $         844,838
Short-term bridge loans                3,469,838                    --
Long Term Convertible notes            2,750,000             8,650,000
                              ------------------     -----------------
       Total                  $       13,369,838     $       9,494,838
                              ==================     =================

      For more detailed information on long-term liabilities, see Note 7 to our financial statements contained herein.

FINANCING TRANSACTIONS

      Since inception, we have incurred substantial operating losses. As of September 30, 2008, we had an accumulated deficit of $(38,482,195). We did not receive any revenues from inception until the start of operations on March 27, 2006. Our operations have been financed primarily through the private placement of our debt and equity securities and the cash exercise of outstanding warrants. The terms of these debt and equity financings are set forth below.

NOVEMBER 19, 2008 BRIDGE LOAN FINANCING

         On November 19, 2008, we entered into a Note Purchase Agreement with an investor (the "November 19, 2008 Investor"), pursuant to which we agreed to issue a total of $1,000,000 in principal amount of notes (the "November 19, 2008 Notes"). In connection with this financing, we also agreed to issue to the November 19, 2008 Investor warrants to purchase an aggregate of 2,000,000 shares of our common stock as an inducement to enter into the transaction. Such warrants contain an exercise price of $0.20 per share, are exercisable for a period of five years and carry piggyback registration rights for the shares underlying such warrants.

         The first closing of the November 19, 2008 Notes took place on November 19, 2008, pursuant to which we issued a promissory note in the principal amount of $500,000 and warrants to purchase up to 1,000,000 shares of our common stock. The parties agreed that the closing of the second tranche in an amount of $500,000 will occur on December 22, 2008, pursuant to which we will issue a note in the principal amount of $500,000 and additional warrants to purchase up to 1,000,000 shares of our common stock.

         The November 19, 2008 Notes accrue interest at the rate of 15% per annum from the date of issuance. We also paid origination fees totaling $25,000 to the November 19, 2008 Investor upon the first closing, as well as 60 days' worth of prepaid interest under the initial $500,000 advance made by the November 19, 2008 Investor. Such fees are also payable upon the closing of the second tranche of $500,000.

         The September 2008 Notes, along with all accrued and unpaid interest, are repayable on the earlier of (a) January 31, 2009 or (b) the date upon which we receive at least $5.0 million in gross proceeds pursuant to a sale of our securities in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Notwithstanding the foregoing, we agreed to remit certain payments made by our largest customer on a monthly basis in the event that the November 19, 2008 Investor elects because of a default under the November 19, 2008 Notes, or the investor reasonably believes that (i) our financial condition has experienced a material adverse change, or is reasonably likely to experience a material adverse change in the immediate future, or (ii) we have failed to make sufficient progress towards obtaining financing from potential investors identified by the Company.

NOVEMBER 7, 2008 BRIDGE LOAN FINANCING

      On November 7, 2008, we closed on a $250,000 bridge loan financing (the "Additional Loan") pursuant to an Amended and Restated Convertible Note Purchase Agreement dated November 7, 2008 with Philadelphia Financial, LLC (the "November 2008 Investor"), pursuant to which we issued a total of $650,000 in principal amount of convertible notes (the "November 2008 Notes"), which include an advance in the principal amount of $400,000 made to us on August 28, 2008 (the "First Advance").

      The November 2008 Notes accrue interest at the rate of 15% per annum, of which 60 days' worth of interest under the Additional Loan equal to $6,250 was prepaid at the closing of the Additional Loan. The November 2008 Notes, together with accrued and unpaid interest, are convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.20 per share of our common stock, par value $0.001 per share ("Common Stock") and are repayable on the earlier of (a) 90 days after the issuance of the November 2008 Notes or (b) the date upon which we receive at least $3.0 million in gross proceeds in a private placement of our securities. As a result, the maturity date for the First Advance was extended by a minimum of 130 days. The shares issuable upon conversion of the November 2008 Notes are entitled to piggyback registration rights.

      To secure repayment of the November 2008 Notes, certain third parties (the "Third Party Pledgors") agreed to pledge a total of 25,000 shares of common stock (the "Third Party Collateral") of an unrelated, privately held third party corporation (the "Pledge Company") pursuant to the terms and provisions of a Pledge and Escrow Agreement. In addition, to secure repayment of the November 2008 Notes, certain members of our management agreed to pledge a total of 600,000 shares of our Common Stock held by such persons pursuant to the terms of a second Pledge and Escrow Agreement.

      In connection with this financing, we paid an origination fee to the November 2008 Investor equal to 5% of the amount of the Additional Loan, or $12,500, as well as an origination fee to certain third parties equal to 8% of the amount of the Additional Loan, or $20,000. In addition, we agreed to pay to the Third Party Pledgors a fee totaling $25,000 as an inducement to pledge the Third Party Collateral securing the repayment of the November 2008 Notes. We used the net proceeds received in this financing for working capital.

      In connection with the Additional Loan financing, we agreed to issue to the November 2008 Investor warrants to purchase up to 937,500 shares of our Common Stock, which have an exercise price of $0.20 per share and a term of five years from the date of issuance. The shares of Common Stock issuable upon exercise of such warrant are entitled to piggyback registration rights.

      Certain members of our management agreed to transfer 325,000 shares of Common Stock to the November 2008 Investor as an inducement to purchase the November 2008 Notes. Such shares are also entitled to piggyback registration rights. In addition, certain members of our management have agreed to transfer a total of 87,400 shares of Common Stock to the Third Party Pledgors as an inducement to pledge the Third Party Collateral.

SEPTEMBER 30, 2008 BRIDGE LOAN FINANCING

      On September 30, 2008, we closed on a $250,000 bridge loan financing pursuant to a Note Purchase Agreement dated September 30, 2008 with one investor (the "September 2008 Investor"), pursuant to which we issued a total of $250,000 in principal amount of convertible notes (the "September 2008 Note"). The September 2008 Note is repayable on September 30, 2009. To secure repayment of the September 2008 Note, the Third Party Pledgors agreed to pledge a total of 25,000 shares of common stock (the "Collateral") of the Pledge Company pursuant to the terms and provisions of a Pledge and Escrow Agreement.

      The September 2008 Note bears interest at the rate of 15% per annum based on a 365-day year, of which 60 days' worth of interest, equal to $6,250, was prepaid on the closing of the September 2008 Note. As additional consideration, we paid the September 2008 Investor upon the closing of the September 2008 Note an origination fee of five percent (5%) of the amount of the loan, equal to $12,500. We received net proceeds of approximately $185,000 after deducting prepaid interest and fees and expenses of the offering. We used the net proceeds received in this financing for working capital.

      The September 2008 Note, together with accrued but unpaid interest, is convertible at the option of the September 2008 Investor, into shares of Common Stock at a price equal to $0.20 per share. The shares issuable upon conversion of the September 2008 Note are entitled to piggyback registration rights.

      In connection with the September 2008 Note financing, we agreed to issue to the September 2008 Investor warrants to purchase up to 1,250,000 shares of Common Stock, which have an exercise price of $0.20 per share and a term of five years from the date of issuance. The shares of Common Stock issuable upon exercise of such warrant are entitled to piggyback registration rights.

      Certain members of our management agreed to transfer 125,000 shares of Common Stock to the October 2008 Investor as an inducement to purchase the September 30, 2008 Note. Such shares are also entitled to piggyback registration rights. In addition, certain members of our management have agreed to transfer a total of 154,167 shares of Common Stock to the Pledgors and certain third parties as an inducement to the Pledgors to pledge the Collateral, in consideration of an existing lender's agreement to forbear from exercising its rights under its outstanding note agreement, and other consideration.

      Commissions paid by us in connection with this transaction consisted of an 8% placement fee to certain third parties. In addition, we agreed to pay to the Third Party Pledgors fees totaling $25,000 as an inducement to pledge the Collateral securing the repayment of the September 30, 2008 Note.

      On or about October 1, 2008, we entered into a Consulting Agreement with the September 30, 2008 Investor whereby we agreed to issue 250,000 restricted shares of Common Stock in exchange for certain consulting services rendered to us for the one year period commencing on October 1, 2008.

SEPTEMBER 12, 2008 BRIDGE LOAN FINANCING

      On September 12, 2008, we entered into a Note Purchase Agreement with an investor (the "September 2008 Investor"), pursuant to which we issued a total of $125,000 in principal amount of convertible notes (the "September 2008 Notes"). In connection with this financing, we also issued to the September 2008 Investor warrants to purchase an aggregate of 250,000 shares of our common stock as an inducement to enter into the transaction. Such warrants contain an exercise price of $0.20 per share and are exercisable for a period of five years.

      The September 2008 Notes accrue interest at the rate of 15% per annum from the date of issuance. We also paid origination fees totaling $6,250 to the September 2008 Investor upon the closing of the September 2008 Notes. We also paid a 15% structuring fee to the September 2008 nvestor totaling $18,750 as an inducement to make the loan.

      The September 2008 Notes, together with accrued and unpaid interest, are convertible at the option of the holder into shares of Common Stock at a conversion price equal to $0.20 per share.

      The September 2008 Notes, along with all accrued and unpaid interest, were repayable 30 days after the closing of the September 2008 Notes.

      The proceeds of the September 2008 Note financing were used for general working capital purposes.

AUGUST 2008 BRIDGE LOAN FINANCING

      On August 28, 2008, we closed on a $400,000 bridge loan financing (the "August 2008 Loan") pursuant to a Convertible Note Purchase Agreement dated August 28, 2008 with the November 2008 Investor, pursuant to which we issued a total of $400,000 in principal amount of convertible notes (the "August 2008 Notes").

      The Notes accrue interest at the rate of 15% per annum, of which 30 days' worth of interest equal to $5,000 was prepaid at the closing of the August 2008 Loan. The Notes, together with accrued and unpaid interest, are convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.20 per share and, upon issuance, were repayable 30 days after the issuance of the August 2008 Notes. The shares issuable upon conversion of the Note are entitled to piggyback registration rights. In November 2008, we amended the August 2008 Notes and included the principal in the November 2008 Notes as described above.

      In connection with this financing, we paid an origination fee to the November 2008 Investor equal to 5% of the amount of the Loan, or $20,000, as well as a structuring fee to certain third parties equal to 15% of the amount of the August 2008 Loan, or $60,000.

      We received net proceeds of approximately $315,000 after deducting prepaid interest and fees and expenses of the offering. We used the remaining net proceeds received in this financing for working capital.

      In connection with the August 2008 Loan financing, we agreed to issue to the November 2008 Investor warrants to purchase up to 600,000 shares of our common stock, which have an exercise price of $0.20 per share and a term of five years from the date of issuance. The shares of common stock issuable upon exercise of such warrant are entitled to piggyback registration rights.

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

      In connection with the July 2008 Note financing, we agreed to issue to stock, which have an exercise price of $0.20 per share and a term of five years from the date of issuance. The shares of common stock issuable upon exercise of such warrant are entitled to piggyback registration rights.

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

      Commissions paid by us in connection with this transaction consisted of an 8% placement fee to certain third parties. In addition, we agreed to pay to the pledgors fees and certain third parties totaling $225,000 as an inducement to pledge the July 2008 Collateral securing the repayment of the July 2008 Note and other consideration.

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

MARCH 2008 AMENDMENT OF PRIOR YA DEBENTURES AND WARRANTS

      On March 31, 2008, we amended the terms of three secured convertible debentures previously issued to YA on March 31, 2006 (in the remaining principal amount of $5.9 million), November 3, 2006 (in the principal amount of $2.75 million) and March 30, 2007 (in the remaining principal amount of $844,836) collectively, the "Prior Debentures"). The Prior Debentures contained conversion prices equal to the lesser of $0.50 per share or 95% of the lowest daily volume weighted average price of our common stock for the 30 days prior to the notice of exercise ("Fair Market Value"), and provided for an adjustment in the conversion price in the event that we completed a financing whereby the price per share of our common stock (or its equivalent on an as-converted basis) was less than the conversion price of the Prior Debentures. As required by the terms of the Prior Debentures and in light of prior financings completed by us, we amended the terms of the Prior Debentures to provide for a conversion price equal to the lesser of $0.30 per share or 95% of the Fair Market Value of our common stock.

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

MANAGEMENT'S PLANS TO OVERCOME OPERATING AND LIQUIDITY DIFFICULTIES

      Our operating plan seeks to minimize our capital requirements, but expansion of our flight services in the New York market and other markets will require additional capital. As of September 30, 2008, we had $274,343 in cash. As of the date of this report, we believe that we will be able to satisfy our cash requirements through December, 2008, assuming no additional financing is completed. We believe that additional capital is required to satisfy our cash requirements for the following 12 months with our current cash and expected revenues from operations.

      We have recently entered into a number of financing transactions (see Notes 7, 8 and 13 to our Financial Statements), and we are continuing to seek other financing initiatives and have had, and continue to have, discussions with a number of potential investors concerning investments in our securities.

      We are presently working to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures including expansion of our aircraft fleet. During the next twelve months, we anticipate that we will need approximately $9.0 million of working capital (inclusive of capital expenditures), $20.0 million of lease financing, and $10.6 million to repay debt, including $5.9 million of convertible debentures due on June 30, 2009.

      Such capital is anticipated to come from helicopter lease financing and the sale of equity or debt securities. As of the date of this report, we are in discussions with financing sources for helicopter operating lease financing. We believe that if we are successful in raising approximately $39.6 million through $20.0 million of operating lease financing and $19.6 million of some combination of debt and equity financings, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital improvements over the next 12 months based on our current business plan which includes the acquisition of approximately five additional helicopters. There can be no assurances, however, that we will be able to complete such financings on terms favorable to us or at all.

      We are also in the process of seeking additional bridge financing of up to $3.0 million which would cover our working capital expenses for approximately three months. We have been seeking $20.0 million of long term equity financing during the past several months. We have met with a number of strategic investors who have experience in long term aviation finance. We believe that we will conclude such a financing on or before January 31, 2008. We cannot provide assurance, however, that we will be successful in obtaining the required short-term bridge financing or long-term equity financing that we are seeking on a timely basis or at all.

GOING CONCERN MATTERS

      The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities. Since our inception, we have incurred losses, have an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business will likely require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included a going concern opinion in connection with our financial statements for the year ended December 31, 2007.

      In addition, during recent weeks the United States and global financial markets have undergone extreme levels of volatility. The United States and global credit markets have also become more restrictive than in the past. We have primarily utilized these markets for financing and raising capital. As a result of the recent changes in these markets, it may not be possible for us to continue to raise capital.

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

ADDITIONAL INFORMATION

      With respect to our cash requirements and sources during the next 12 months, see Management's Discussion and Analysis - Liquidity and Financial Condition. During fourth quarter 2008, we anticipate that our most significant equipment-related and plant-related expenses will be a combination of helicopter lease and/or debt payments (approximately $2.5 million). With respect to changes in number of employees, we had 51 full time employees and 10 part-time employees as of September 30, 2008 and expect to have approximately the same number of employees at the end of 2008.

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

      FSP FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FASB Statement No. 154, Accounting Changes and Error Corrections, paragraph 19). The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.

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

      We began operations on March 27, 2006 but had no revenue from operations prior to that date. We have relied on and will continue to rely on significant external financing to fund our operations. To date our financing has come from the sale of approximately $14.53 million of convertible debentures $1.75 million of warrant exercises, $14.1 million in private placement proceeds from the sale of our equity securities in 2005, 2007 and 2008, $4.15 million from the sale of convertible notes in 2005, 2007 and 2008, $0.3 million in private placement proceeds in the 2004 Private Placement, and $11.0 million that will be available to us under the SEDA (the "SEDA funds") upon the effectiveness of a registration statement. We anticipate that we will need to raise [$1.5] million in additional capital to finance operations through year-end 2008, assuming that our results of operations reasonably correspond to our business plan. We must also raise [$16.0] million for the leasing of aircraft.

      Our operations since inception in March 2003 have not generated a profit. We generated a net loss of $(17,865) during the period from inception in March 2003 to December 31, 2003, a net loss of $(549,961) during the twelve months ended December 31, 2004, a net loss of $(2,546,291) for the 12 months ended December 31, 2005, a net loss of $(9,619,760) for the 12 months ended December 31, 2006, a net loss of $(15,643,488) for the 12 months ended December 31, 2007 and a net loss of $(10,104,830) for the nine months ended September 30, 2008.

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

      We have received our initial four aircraft between November 2005 and May 2006. Our estimated delivery of four additional aircraft through September, 2009 is as follows:

      o     November 2, 2005: Received one Sikorsky S-76B aircraft
      o     December 1, 2005: Received one Sikorsky S-76B aircraft
      o     February 14, 2006: Received one Sikorsky S-76B aircraft
      o     May 15, 2006: Received one Sikorsky S-76B aircraft
      o February, 2009: Anticipated delivery of one Sikorsky S-76B aircraft
      o April, 20009: Anticipated delivery of one Sikorsky S-76B aircraft
      o June, 2009: Anticipated delivery of one Sikorsky S-76B aircraft
      o August, 2009: Anticipated delivery of one Sikorsky S-76B aircraft
      o September, 2009: Anticipated delivery of one Sikorsky S-76B aircraft




      The above dates for delivery of aircraft we have not yet received represent the anticipated delivery to us. The aircraft will require modifications to bring them to our standards, which we estimate will take approximately 60 days per aircraft. These acquisitions would require financing in the amount of $20.0 million. Acquisition of aircraft involves a variety of risks relating to its ability to be successfully placed into service, including:

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

      On July 10, 2008, we reached an agreement (the "Standstill Agreement") with the Other Party providing for a 60 day standstill and forbearance period whereby each party has agreed to refrain from seeking to enforce its respective rights under certain lease agreements (the "Lease Agreements") and technical support agreements (the "Support Agreements") relating to three of our aircraft. The Standstill Agreement was subsequently extended to September 30, 2008. As part of the Agreement, we agreed to a revised payment schedule under the Lease Agreements and the Support Agreements, and we preserved our claims against the Other Party up to the amounts paid to the Other Party under such agreements between January 1, 2008 and the commencement of the standstill period. The Other Party and we are currently in the process of negotiating a global settlement of our respective claims as they pertain to payment and other obligations under the Lease Agreements and the Support Agreements, and the possibility of entering into a new agreement relating to the maintenance of our aircraft. There can be no assurances, however, that we will be able to reach a settlement agreement on terms favorable to us or at all.

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

      OUR FINANCIAL CONDITION AND OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN MAY SUFFER IN THE EVENT THAT ALL ISSUES ARE NOT RESOLVED WITH THE NEW OPERATOR OF OUR DOWNTOWN MANHATTAN HELIPORT FACILITIES.

      On or about November 1, 2008, the City of New York transferred management of the Downtown Manhattan Heliport (the "DMH") from the Port Authority of New York and New Jersey (the "Port Authority") to FirstFlight, Inc. ("FirstFlight"). Immediately prior to transferring management of the DMH, the Company was advised that FirstFlight did not maintain the appropriate TSA approvals required to provide Federal airline security screening at the DMH. As a consequence, we have been unable to provide either scheduled or charter flight services from the DMH since November 1, 2008 due to the lack of TSA-approved security screening services and will not be able to do so until FirstFlight obtains all requiredTSA approvals. We have been advised that FirstFlight and the TSA are working diligently to ensure that FirstFlight has all required approvals as quickly as possible; however, there can be no assurances that FirstFlight will obtain such approvals on a timely basis or at all. Accordingly, our financial condition and our ability to implement our business plan may suffer in the event that we are unable to conduct our flight operations from the DMH for an extended period of time.

      In addition, we are negotiating in good faith with FirstFlight for a new operating agreement with such entity. FirstFlight has agreed to abide by the same terms observed by the Port Authority through November 30, 2008. While our management believes that a mutually acceptable agreement will be entered into prior to such date, there can be no assurances that we will be able to enter into an agreement with FirstFlight on a timely basis or at all.

      OUR FINANCIAL CONDITION AND OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN MAY SUFFER DUE TO RECENT VOLATILITY IN U.S. AND GLOBAL MARKETS.

      During recent weeks the United States and global financial markets have undergone extreme levels of volatility. The United States and global credit markets have also become more restrictive than in the past. We have primarily utilized these markets for financing and raising capital. As a result of the recent changes in these markets, it may not be possible for us to continue to raise capital. Our financial condition and our ability to implement our business plan may accordingly suffer in the event that we are unable to raise capital through the sale of our securities.

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

      YA COULD ACQUIRE A SIGNIFICANT AMOUNT OF OUR COMMON STOCK AND, IF IT DOES SO, COULD EXERCISE SIGNIFICANT INFLUENCE OVER US.

      YA owned 2,914,893 shares of common stock as of September 30, 2008 and, based upon the conversion rights under the March 2006, November 2006, March 2007 and March 2008 Convertible Debentures, could acquire up to approximately 51.32% of our common stock based on a conversion price of $0.30 per share, or an estimated 67.11% if the conversion price is assumed to be $0.15 per share, or an estimated 75.16% if the conversion price is assumed to be $0.10 per share. Such calculation does not take into account applicable DOT restrictions on foreign ownership, which prohibits foreign persons including YA from acquiring more than 24.9% of our common stock, or more than 49% of our overall outstanding equity without regard to voting rights, subject to DOT approval. The acquisition of such interest would be dependent upon the non-applicability of such regulations, the occurrence of an event of default under the Convertible Debentures and a waiver of YA's restriction on owning more than 4.99% of our issued and outstanding common stock. If YA acquired such 51.32%-75.16% of our common stock, it could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of YA may differ from the interests of other stockholders.

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

      There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

      Please see Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On or about October 1, 2008, we entered into a Consulting Agreement with the October 2008 Investor whereby we agreed to issue 250,000 restricted shares of Common Stock in exchange for certain consulting services rendered to us for the one year period commencing on October 1, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

      The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.75 Note Purchase Agreement dated as of August 28, 2008 by and between U.S. Helicopter Corporation and Philadelphia Financial, LLC+

10.76 Convertible Promissory Note dated August 28, 2008 in the principal amount of $400,000 issued in favor of Philadelphia Financial, LLC+

10.77 Warrant to Purchase up to 600,000 Shares of Common Stock of U.S. Helicopter Corporation issued to Philadelphia Financial, LLC and dated August 28, 2008+

10.78 Note Purchase Agreement dated as of September 12, 2008 by and between U.S. Helicopter Corporation and Portfolio Lenders II, LLC+

10.79 Convertible Promissory Note dated September 12, 2008 in the principal amount of $125,000 issued in favor of Portfolio Lenders II, LLC+

10.80 Warrant to Purchase up to 250,000 Shares of Common Stock of U.S. Helicopter Corporation issued to Portfolio Lenders II, LLC and dated September 12, 2008+

10.81 Note Purchase Agreement dated as of September 30, 2008 by and between U.S. Helicopter Corporation and Teekell Oil & Gas, Inc.+

10.82 Convertible Promissory Note dated September 30, 2008 in the principal amount of $250,000 issued in favor of Teekell Oil & Gas, Inc.+

10.83 Warrant to Purchase up to 1,250,000 Shares of Common Stock of U.S. Helicopter Corporation issued to Teekell Oil & Gas, Inc. and dated September 30, 2008+

10.84 Consulting Agreement dated as of October 1, 2008 by and between U.S. Helicopter Corporation and Teeekell Oil & Gas, Inc.+

10.85 Amended and Restated Note Purchase Agreement dated as of November 7, 2008 by and between U.S. Helicopter Corporation and Philadelphia Financial, LLC+

10.86 Amended and Restated Convertible Promissory Note dated November 7, 2008 in the principal amount of $650,000 issued in favor of Philadelphia Financial, LLC+

10.87 Warrant to Purchase up to 937,500 Shares of Common Stock of U.S. Helicopter Corporation issued to Philadelphia Financial, LLC and dated November 7, 2008+

10.88 Pledge and Escrow Agreement II dated as of November 7, 2008 by and among U.S. Helicopter Corporation, Philadelphia Financial, LLC, Pledgors and Gallagher, Briody & Butler+

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002+

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

                                     U.S. HELICOPTER CORPORATION


Date: November 19, 2008              By: /s/ John G. Murphy
                                         -------------------------------------
                                         John G. Murphy
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)


                                     By: /s/ George J. Mehm, Jr.
                                         ------------------------------------
                                         George J. Mehm, Jr.
                                         Chief Financial Officer and
                                         Senior Vice President
                                         (Principal Financial and Accounting
                                         Officer)